Form 10QSB
period 2005-11-30
ASAP SHOW, INC.
filed 2006-01-17
CIK 1339854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2005

[ ]  Transition report under section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from            to
                                               ------------   --------------

Commission file number 001-51554
                       --------

                                 ASAP SHOW, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                        20-2934409
                 ------                                        ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 4349 BALDWIN AVE., UNIT A, EL MONTE, CA                         91731
----------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)

                     Issuer's telephone number (626)636-2530
                                               -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   No X
                                                             ---  ---

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2005:

                  8,626,480 SHARES OF COMMON STOCK (ONE CLASS)
                  --------------------------------------------

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ---

                                ASAP SHOW, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of November 30, 2005 (unaudited)...........3

         Condensed Statements of Operations for the Six Months Ended
         November 30, 2005 and 2004 (unaudited)................................4

         Condensed Statements of Operations for the Three Months Ended
         November 30, 2005 and 2004 (unaudited)................................5

         Condensed Statements of Cash Flows for the Six Months Ended
         November 30, 2005 and 2004 (unaudited)................................6

Notes to Condensed Financial Statements (unaudited)............................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION....................................................12

      ITEM 3. CONTROLS AND PROCEDURES.........................................17

PART II - OTHER INFORMATION...................................................18

     ITEM 1.  LEGAL PROCEEDINGS...............................................18

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

     ITEM 5.  OTHER INFORMATION...............................................18

     ITEM 6.  EXHIBITS .......................................................18

SIGNATURES....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                     Nov. 30,
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)
ASSETS

Current assets:
   Cash                                                            $     98,945
   Accounts receivable, net                                              53,681
   Capital contribution receivable                                       50,000
   Prepaid expenses                                                      47,157
                                                                   ------------
                                                                        249,783
Total current assets

Other assets                                                              9,800
                                                                   ------------

Total assets                                                       $    259,583
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                           $    358,749
   Deferred revenue                                                      18,353
   Line-of-credit and interest payable to stockholder                   684,811
                                                                   ------------
   Total current liabilities                                          1,061,913

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares authorized;
     8,626,480 shares issued and outstanding                              8,626
   Additional paid-in capital                                        14,166,375
   Accumulated deficit                                              (14,977,331
                                                                   ------------

Total stockholders' deficit                                            (802,330)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    259,583
                                                                   ============

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Six Months Ended
                                                            November 30,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
Revenues:
   Transaction sales                                 $   200,756    $    61,750
   Tradeshow revenue                                     754,575        734,664
   Buying trip                                           239,590             --
                                                     -----------    -----------

Revenues                                               1,194,921        796,414
                                                     -----------    -----------

Operating expenses:
   Cost of transaction sales                             168,160         38,098
   General and administrative                          1,032,435        885,507
   Payroll and related                                   305,135        336,611
                                                     -----------    -----------

Total operating expenses                               1,505,730      1,260,216
                                                     -----------    -----------

Loss from operations                                    (310,809)      (463,802
Interest expense, net of interest income                  36,506          5,281
                                                     -----------    -----------

Loss before income taxes                                (347,315)      (469,083)

Income taxes                                                 800            800
                                                     -----------    -----------

Net loss                                             $  (348,115)   $  (469,883)
                                                     ===========    ===========

Net loss per share available to common stockholders
   Basic and diluted                                 $     (0.04)   $     (0.06)
                                                     ===========    ===========

Weighted-average number of common shares outstanding
   Basic and diluted                                   8,626,480      7,472,673
                                                     ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                 ASAP SHOW, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                 November 30,
                                                          --------------------------
                                                              2005           2004
                                                          -----------    -----------
Revenues:
   Transaction sales                                      $    80,037    $    34,045
   Tradeshow                                                   34,460             --
   Buying trip                                                 67,758             --
                                                          -----------    -----------

Revenues                                                      182,255         34,045
                                                          -----------    -----------

Operating expenses:
   Cost of transaction sales                                   70,244         11,280
   General and administrative                                 198,299        534,469
   Payroll and related                                        128,545        166,705
                                                          -----------    -----------

Total operating expenses                                      397,088        712,454
                                                          -----------    -----------

Loss from operations                                         (214,833)      (678,409)

Interest expense, net of interest income                       10,112          3,196
                                                          -----------    -----------

Loss before income taxes                                     (224,945)      (681,605)

Income taxes                                                       --            800
                                                          -----------    -----------

Net loss                                                  $  (224,945)   $  (682,405)

                                                          ===========    ===========
Net loss per share available to common stockholders
   Basic and diluted                                      $     (0.02)   $     (0.09)
                                                          ===========    ===========

Weighted-average number of common shares outstanding
   Basic and diluted                                        8,626,480      7,472,673
                                                          ===========    ===========

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                 ASAP SHOW, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                               November 30,
                                                                         ----------------------
                                                                            2005         2004
                                                                         ---------    ---------
                                                                        (Unaudited)  (Unaudited)
Cash flows from operating activities:

   Net loss                                                              $(348,115)   $(469,883)
   Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
      Changes in operating assets and liabilities:
        Accounts receivable                                                 47,212      358,685
        Inventory                                                               --       25,874
           Prepaid expenses                                                 17,597       25,759
        Other assets                                                         1,568           --
        Accounts payable and accrued expenses                              (62,731)     108,930
         Deferred revenues                                                (168,640)      27,980
                                                                         ---------    ---------

Net cash (used in) provided by operating activities                       (513,109)      77,345

Cash flows from investing activities:

    Proceeds from capital contribution receivable                          365,000           --
                                                                         ---------    ---------

Net cash provided by investing activities                                  365,000           --

Cash flows from financing activities:

    Repayment of loan payable                                             (100,000)          --
    Proceeds from borrowings on line-of-credit from stockholder            658,800      229,000
    Repayments of borrowings on line-of-credit from stockholder           (381,612)    (252,000)
                                                                         ---------    ---------

Net cash provided by (used in) financing activities                        177,188      (23,000)
                                                                         ---------    ---------

Net increase in cash                                                        29,079       54,345

Cash, beginning of period                                                   69,866        4,451
                                                                         ---------    ---------

Cash, end of period                                                      $  98,945    $  58,796
                                                                         =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period
       Interest                                                             30,294        5,404
       Income taxes                                                            800          800

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

ASAP Show, Inc. ("ASAP" or the "Company") was incorporated in December 2004 under the laws of the State of Nevada. As summarized below and described below, Cyber Merchants Exchange, Inc. ("C-ME"), the Company's former parent, entered into a Securities Purchase Agreement ("SPA") with KI Equity Partners II, LLC ("KI Equity"), as amended, which resulted in a reorganization of the Company and C-ME (the "Reorganization"). The Company accounted for the reorganization as a reverse spin-off; accordingly, the accompanying financial statements include the historical results of C-ME.

REORGANIZATION

Securities Purchase Agreement
-----------------------------

On November 19, 2004 C-ME entered into the SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then Chairman of the Board and Chief Executive Officer of C-ME ("Yuan") providing for the investment by KRM Fund of $425,000 (the "Investment") in C-ME in exchange for 7,000,000 shares of C-ME's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The balance of $50,000 which has not been received at November 30, 2005, is included in the accompanying balance sheet as a capital contribution receivable. Such amount is to be received on March 30, 2006. The Investment by KI Equity was used to satisfy $124,397 of certain liabilities assumed by the Company with the remaining funds of $240,603 being used to provide the Company with working capital to grow its trade show business. The Reorganization will allow the shareholders of C-ME to participate in the growth of the trade show business through the spin-off of the Company, which owns and operates the trade show business (see below). Following the Reorganization and spin off of the Company, C-ME is majority owned by KI Equity and will seek a business combination with an operating company.

Stock Bonus
-----------

C-ME issued 1,027,327 shares to certain key employees and directors effective May 31, 2005 (the "Stock Bonus"). The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in C-ME, which were cancelled as part of the Stock Bonus and Reorganization. In addition, C-ME terminated all of its stock option plans, and all outstanding stock options were cancelled. In addition, the employees have not received any significant pay increases in recent years. Directors of C-ME have never been paid fees for services on the Board. The intent of the issuance of

                                 ASAP SHOW, INC.

the Stock Bonus was to partially compensate these individuals for their significant contributions to C-ME since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

ASAP Show, Inc.
---------------

C-ME formed ASAP on December 1, 2004 as a wholly owned subsidiary. The officers and directors of the Company are the same as the officers and directors of C-ME.

Since the Reorganization, ASAP has focused on operating the trade show business previously operated by C-ME. The Investment contemplated as part of the Reorganization was used to pay the liabilities of C-ME that were assumed by ASAP under the Transfer Agreement. ASAP will continue to operate its trade show twice a year in Las Vegas, three shows in China, and manage Material World Global Pavilion in Miami, FL and New York. As part of the Transfer Agreement, ASAP assumed a revolving $800,000 line of credit from Frank Yuan and his wife (the "Yuan Line of Credit"). Frank Yuan and his wife consented to the assumption of the Yuan Line of Credit and released C-ME from any and all liabilities thereunder. The Yuan Line of Credit has an outstanding balance as of November 30, 2005 of $684,811, including accrued interest of $18,835, bears interest at 8% per annum, and expires in September 2006. With the payment of liabilities with the Investment, the expected cash flow generated from the trade shows and the Yuan Line of Credit, ASAP believes it will have sufficient cash resources to grow its business and meet the liabilities and obligations with respect to its operations through at least November 30, 2006

As a further condition of the Investment, C-ME and ASAP entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of C-ME were transferred to ASAP and all liabilities, obligations and contracts of C-ME (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). In exchange C-ME received 8,626,480 shares of ASAP common stock. ASAP and Frank Yuan have agreed to indemnify and hold C-ME harmless from any loss, costs or damages incurred by C-ME with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, C-ME must have no liabilities, obligations, debts, contracts or agreements of any kind or nature.

Distribution
------------

On August 25, 2005, C-ME distributed the 8,626,480 shares of ASAP to the U.S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares will be held by the depository agent until such time as the Company's Form 10-SB, originally filed on October 3, 2005, has become effective.

At that time, the certificates representing ASAP shares will be disbursed by the depository agent to ASAP's shareholders. Following disbursement of the ASAP shares, ASAP intends to make available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of ASAP on the OTC BB. The ASAP shares distributed as part of the Distribution will be freely tradable, subject to certain restrictions applicable to insiders and affiliates, once the Form 10-SB has become effective.

The distribution is taxable to the shareholders.

                                 ASAP SHOW, INC.

Investment
---------

The closing of the transactions contemplated by the SPA and the Investment occurred on September 30, 2005. Pursuant to the Investment, C-ME issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment were used to satisfy liabilities that were assumed by the Company as part of the Transfer and other liabilities of C-ME, and the remaining funds of $290,603 will be used by the Company for working capital purposes, less $50,000 which C-ME will hold in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims. The $50,000 has been included in the accompanying balance sheet at November 30, 2005 as a capital contribution receivable and is to be received in March 2006.

Accounting Treatment
--------------------

The Company will account for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue ("EITF") No. 02-11, "ACCOUNTING FOR REVERSE SPINOFFS." In a reverse spinoff, the legal spinnee
(ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the financials statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

     o the accounting spinnor (legal spinnee, ASAP) is larger than the accounting spinnee (legal spinnor, C-ME);

     o the fair value of the accounting spinnor (legal spinnee) is greater than that of the accounting spinnee (legal spinnor);

     o the accounting spinnor (legal spinnee) retains the senior management of the formerly combined entity; and

     o    the accounting spinnor (legal spinnee) retains senior management.

REVENUE RECOGNITION

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 104.

Net revenues include amounts earned under transaction sales, trade show booth sales and subscription fees.

Transaction Sales
-----------------

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. Beginning in fiscal 2005 for all product transactions with its customers, the Company acts as a

                                 ASAP SHOW, INC.

principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

The Company recognizes revenue on transaction sales upon shipment when there is evidence that an arrangement exists, delivery has occurred under the Company's standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured.

ASAP Trade Show
---------------

The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company conducts two trade shows per year, currently in February and August in Las Vegas.

Material World
--------------

The Company shares Material World's foreign exhibitors' net exhibitors fees income which are derived through Company introduction (we do not share in losses, if any). Material World's net revenue is recognized in the accounting period in which the event is conducted. Material World conducts two trade shows per year, i.e. April in Miami and September in New York.

Buying Trip
-----------

Buying trip generates revenue through the participating buyers ("Buyers") paying for the Company's assistance during the travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the oversea government's trade promotion agencies located in the various cities which were visited by the Buyers (we do not share any losses, if any). The Buying Trip's revenue is recognized ratably during the period in which the event is conducted. Management is planning to conduct buying trips to China in May and Southeast Asia Countries in November each year.

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed balance sheets.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                 ASAP SHOW, INC.

                                                                     6 Months Ended               3 Months Ended
                                                                11/30/05       11/30/04       11/30/05        11/30/04
                                                               -----------    -----------    -----------    -----------
Numerator for basic and diluted (loss) income per share:
     Net loss (income)                                         $  (348,115)   $   469,883    $  (224,945)   $  (682,405)

Denominator for basic and diluted loss (earnings) per share:
     Weighted average shares (basic and diluted)                 8,626,480      7,472,673      8,626,480      7,472,673
                                                               -----------    -----------    -----------    -----------
Loss charged to common stockholders per common share:
  Basic and diluted                                            $     (0.04    $     (0.06)   $     (0.02)   $     (0.09)
                                                               ===========    ===========    ===========    ===========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

                                 ASAP SHOW, INC.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended November 30, 2005 and 2004 are as follows:

-----------------------------------------------------------------------------------------------
                                    6 Months         6 Months         3 Months         3 Months
                              Ended 11/30/05   Ended 11/30/04   Ended 11/30/05   Ended 11/30/04
                                 --------------------------------------------------------------
Revenues:
     Transaction sales           $   200,756      $    61,750      $    80,037      $    34,045
     Tradeshow                       754,575          734,664           34,460               --
     Buying trip                     239,590               --           67,758               --
                                 -----------      -----------      -----------      -----------
                                 $ 1,194,921      $   796,414      $   182,255      $    34,045
                                 ===========      ===========      ===========      ===========

Income (loss) from operations:
     Transaction sales           $    32,596      $    23,652      $     9,793      $    22,765
     Tradeshow                      (486,807)        (440,150)        (273,710)        (701,174)
     Buying trip                     143,402               --           49,084               --
                                 -----------      -----------      -----------      -----------
                                 $  (310,809)     $  (463,802)     $  (214,833)     $  (678,409)
                                 ===========      ===========      ===========      ===========

Depreciation and amortization:
     Transaction sales           $        --       $       --      $        --      $        --
     Tradeshow                            --               --               --               --
     Buying trip                          --               --               --               --
                                 -----------      -----------      -----------      -----------
                                 $        --       $       --      $        --      $        --
                                 ===========      ===========      ===========      ===========

Identifiable assets:
       Transaction sales         $     1,737
       Tradeshow                     205,902
       Buying trip                    51,944
                                 -----------
                                 $   259,583
                                 ===========

Net sales as reflected above, consist of sales to unaffiliated customers only as there were no significant intersegment sales for the three and six-month periods ended November 30, 2005 and 2004.

There were no significant concentrations on net segment sales for the three and six-month periods ended November 30, 2005 and 2004.

Transaction apparel sales are made from goods exported from China into the USA, while tradeshow revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.

NOTE 3 - DEBT

LINE OF CREDIT FROM STOCKHOLDER

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and a significant Company stockholder, which expires on September 1, 2006 and provides for borrowings up to a maximum of $800,000, as amended. The Line bears an interest rate of 8.0% per annum. The balance at November 30, 2005 was $684,811, including accrued and unpaid interest of $18,835 at November 30, 2005. Interest expense incurred under the Line approximated the following:

                                            Three-Months             Six-Months
                                               Ended                   Ended
                                         --------------           --------------

November 30, 2004                     $          2,500         $          5,300
                                         ==============           ==============

November 30, 2005                     $         12,000         $         21,500
                                         ==============           ==============



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended November 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the

                                 ASAP SHOW, INC.

Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

BACKGROUND

ASAP Show, Inc. (the "Company") is a trade show organizer that is initially targeting the apparel industry and an international electronic trading, financing and logistics corporation. The following four interlocking services make the Company unique: 1) ASAP Global Sourcing Show - a trade show for U.S. buyers to meet hundreds of garment exhibitors under one roof - held twice a year in Las Vegas, NV. 2) The Company builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktops. 3) The Company's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit. 4) Logistics warehouse, shipping, and billing services for overseas manufacturers. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

SERVICES

Asap Global Sourcing Show
-------------------------

The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry. The Company has a unique opportunity to make the ASAP Show successful because of the Company's global presence and management expertise in the apparel industry. In addition, there were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Also, many are reluctant to travel overseas. Therefore, the ASAP Show is well positioned for buyers and overseas manufacturers.

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In fiscal 2004, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Booth fees that are collected in advance of the related ASAP show are recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

Costs incurred by the ASAP show segment include facility rent, outsourced services such as registration, booth rental, electrical services, security, decorator and attendee and exhibitor promotion. All show promotion related expenses such as advertisements, traveling, staff salaries and related payroll expenses are treated as monthly period expenses. The deposit for the ASAP show facility is capitalized and then expensed in the month the event occurs.

Asap China Buying Trip
----------------------

The China Buying Trip is being arranged by the Company to bring 125 U.S. buyers during fiscal 2006, each with more than $10 million in purchasing power, to four production centers in China. This event has been overwhelmingly supported by the U.S Cotton Council, American Apparel and Footwear Association, The CIT Group ("CIT"), Ernst and Young, and many other leading corporations and associations. The first tour of its

                                 ASAP SHOW, INC.

kind was designed for U.S. buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Jockey and many others. Management is planning to conduct the China Buying Trip in May of each year and is also planning to conduct buying trips to other countries in fiscal year 2006.

Material World
--------------

Material World is a textile, fabrics and accessories sourcing show held twice a year in Miami, Florida and New York. ASAP has entered into an exclusive agreement with Material World to represent it as its global marketing partner and will share 50% of the net profits associated with sales of booths by the Company. ASAP's agreement with Material World is based upon ASAP's global contacts and network to bring textile and accessories manufacturers to exhibit at the Miami and New York shows. ASAP will share 50% of the gross profits, which are generated from ASAP's efforts. The calculation is based on the total booth receipts less venue rental, booth decorations and commissions paid to overseas agents. Material World will be responsible for promotion and advertising to attract attendees/buyers. ASAP is responsible for promotion and advertisements to attract overseas manufacturers as exhibitors.

Electronic Commerce, a New Wave of International Trade
------------------------------------------------------

The Company has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. The Company has successfully represented Fruit of the Loom, Kellwood, Factory 2-U Stores, Value City, and others to be their buyer's agent. The ASAP Show helps promote the Company's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents.

Global Financial Platform
-------------------------

The Company developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for letters of credit to sell international merchandise.

Logistics, Warehouse, Shipping and Invoice Services
---------------------------------------------------

Logistics, warehousing, shipping and billing services are also provided for overseas manufacturers.

REVENUE MODEL

The ASAP Show

Currently, the ASAP Show charges $58 per square foot to exhibitors. The cost per square foot is considered costly in the U.S. trade show industry. The reason ASAP exhibitors are willing to pay this high price is because the Company's management partners with overseas governments to subsidize up to 50%-100% of the exhibition costs. The Company's management expertise in the apparel industry, unique marketing concepts, services, educational seminars and relationships with the foreign trade promotion bureaus and associations set the Company apart from competitors.

E-commerce Transactions

The Company charges a minimum of 5%-10% commission when representing U.S. buyers who wish to utilize the Company as their buying agent to source their goods overseas. The Company can also act as the principal to

                                 ASAP SHOW, INC.

purchase the pre-sold merchandise with a minimum profit margin of 20%. There is high demand for the Company's sourcing abilities by the U.S. apparel buyers and the Company is in the process of selecting the U.S. apparel buyers it wants to represent.

Global Financial Platform

The Company developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for letters of credit to sell international merchandise.

CIT charges 1.5% of the invoice value as its non-recourse factoring fee while the Company charges 0.5%. The overseas bank charges interest for their cash advances made to the seller. The potential of eliminating the letter of credit to purchase overseas merchandise business represents billions of dollars per year. There were no transactions with for the six months ended November 30, 2005.

Logistics, Warehousing, Shipping and Billing

The Company charges standard public warehouse charges for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers.

RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Revenue
-------

Revenues from transaction sales for the six months ended November 30, 2005 were $200,756, an increase of $139,006 or 225% compared to $61,750 for the same period last year. The reason for such a significant increase on transaction sales is because the Company received more orders during the period. The Company, however, does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

The gross tradeshow revenue for the six months ended November 30, 2005 was $754,575, an increase of $19,911 or 3% compared to $734,664 for the same period last year. This increase was due to an increase in number of exhibitors for the ASAP Show in August 2005 compared to the same show in August 2004. Because of the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone which is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Gross revenues from the buying trip for the six months ended November 30, 2005 were $239,590. The first trip was to China in June 2005 and a second trip was to Pakistan and Bangladesh in November 2005.

Operating Expenses
------------------

Operating expenses increased by $245,514, or 19%, to $1,505,730 for the six months ended November 30, 2005, as compared to $1,260,216 for the same period last year. The increase in operating expenses is primarily due to the increase in professional fees and a slight increase in rent. Professional fees increased by $107,878 to $185,550 for the six months ended November 30, 2005, as compared to $77,672 for the

                                 ASAP SHOW, INC.

same period last year. The increase in professional fees is primarily related to increased legal and accounting fees in connection with the filing of the Company's Form 10-SB and related amendments. Rent slightly increased by $6,860 to $30,380 for the six months ended November 30, 2005 as compared to $23,520 for the same period last year.

Net Loss (Income)
-----------------

The Company recorded a net loss of $348,115 for the six months ended November 30, 2005, an improvement of $121,768 as compared to a net loss of $469,883 for the same period last year. Such an improvement is mainly due to the revenues generated from buying trips and transaction sales of $440,346, net of increases in operating expenses of $245,514.

THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Revenue
-------

Gross revenue from transaction sales for the three months ended November 30, 2005 were $80,037, an increase of $45,992 or 135% compared to $34,045 for the same period last year. The reason for such a significant increase on transaction sales is because the Company received more orders during the period. The Company, however, does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

The gross tradeshow revenue for the three months ended November 30, 2005 was $34,460, an increase of $34,460 or 100% compared to $0 for the same period last year. The gross trade show revenue of $34,460 for this quarter was the profit sharing revenues from the sales of Material World show booths. This revenue stream was new in 2005.

Gross revenues from the buying trip for the three months ended November 30, 2005 were $67,758. This was the debut of the buying trip to Pakistan and Bangladesh in November 2005.

Operating Expenses
------------------

Operating expenses decreased by $315,366, or 44%, to $397,088 for the three months ended November 30, 2005, as compared to $712,454 for the same period last year. The decrease in operating expenses is primarily due to the decrease in payroll and ASAP Show expenses. Payroll decreased by $38,160 to $128,545 for the three months ended November 30, 2005, as compared to $166,705 for the same period last year. The ASAP Show and its marketing expenses increased by $353,741 to $33,663 for the three months ended November 30, 2005 as compared to $387,404 for the same period last year. In addition, the debut of the buying trip cost the Company $77,514.

Net Loss (Income)
-----------------

The Company recorded a net loss of $224,945 for the three months ended November 30, 2005, an improvement of $457,460 from loss; as compared to a net loss of $682,405 for the same period last year. Such an improvement from loss is mainly due to the reduction of operating expenses of $315,366, net of the reduction of net revenues from transaction sales, tradeshow revenue and buying trip as a whole.

                                 ASAP SHOW, INC.

LIQUIDITY AND CAPITAL RESOURCES

Excluding the line-of-credit from the shareholder, the Company had a deficit in working capital of approximately $127,000 as of November 30, 2005, primarily due to the liabilities assumed from C-Me under the Transfer Agreement. During this period, the Company had average monthly expenses of approximately $110,000 (excluding ASAP Show production expenses, buying trip expenses and additional professional fees incurred due to reverse spin-off of the Company). Management anticipates maintaining its monthly expenses in the range of $110,000 to $120,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas and Material World Global Pavilion ("Material World") show, to generate more revenue, in addition to the revenues generated from buying trips. At November 30, 2005, the Company has current assets of approximately $250,000. With the net revenue from the ASAP shows, Buying Trips, Material World and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business through November 2006 and beyond.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, which expires on September 1, 2006 and provides for borrowings up to a maximum of $800,000, as amended. The Line carries an interest rate of 8.0% per annum. The balance as of November 30, 2005 was $684,811, including $18,835 of accrued interest.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of November 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design

                                 ASAP SHOW, INC.

of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASAP SHOW, INC.
(Registrant)

Date: 01/17/2006    /s/ Frank S. Yuan
                    --------------------------------------------------------
                    Frank S. Yuan, Chairman, Chief Executive Officer