Form 10QSB/A
period 2005-11-30
ASAP SHOW, INC.
filed 2006-02-14
CIK 1339854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
                                                  -----------------

Commission file number       001-51554
                       ---------------------

                                 ASAP SHOW, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                        20-2934409
                 ------                                        ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 4349 BALDWIN AVE., UNIT A, EL MONTE, CA                          91731
 ---------------------------------------                          -----
(Address of principal executive offices)                       (Zip Code)

                                 Issuer's telephone number (626)636-2530
                                                           -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes       No X
                                     ---      ---

         Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2005:

                  8,626,480 SHARES OF COMMON STOCK (ONE CLASS)

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ---

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of November 30, 2005 (unaudited)..........3

         Condensed Statements of Operations for the Six Months Ended
         November 30, 2005 and 2004 (unaudited)...............................4

         Condensed Statements of Operations for the Three Months Ended
         November 30, 2005 and 2004 (unaudited)...............................5

         Condensed Statements of Cash Flows for the Six Months Ended
         November 30, 2005 and 2004 (unaudited)...............................6

Notes to Condensed Financial Statements (unaudited)...........................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION...................................................12

      ITEM 3. CONTROLS AND PROCEDURES........................................18

PART II - OTHER INFORMATION..................................................18

     ITEM 1.  LEGAL PROCEEDINGS..............................................18

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............19

     ITEM 5.  OTHER INFORMATION..............................................19

     ITEM 6.  EXHIBITS ......................................................19

SIGNATURES...................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                                                     Nov. 30,
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)
ASSETS

Current assets:
   Cash                                                            $     98,945
   Accounts receivable, net                                              53,681
   Capital contribution receivable                                       50,000
   Prepaid expenses                                                      47,157
                                                                   ------------
                                                                        249,783
Total current assets

Other assets                                                              9,800
                                                                   ------------

Total assets
                                                                   $    259,583
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                           $    358,749
   Deferred revenue                                                      18,353
   Line-of-credit and interest payable to stockholder                   684,811
                                                                   ------------
   Total current liabilities                                          1,061,913

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares authorized;
     8,626,480 shares issued and outstanding                              8,626
   Additional paid-in capital                                        14,166,375
   Accumulated deficit                                              (14,977,331)
                                                                   ------------

Total stockholders' deficit                                            (802,330)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    259,583
                                                                   ------------

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

ASAP Show, Inc.
--------------

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

Investment
----------

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

Accounting Treatment
-------------------

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

Transaction Sales
-----------------

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. Beginning in fiscal 2005 for all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that

                                 ASAP SHOW, INC.

the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                 ASAP SHOW, INC.

                                                              6 MonthsEnded                 3 Months Ended
                                                         11/30/05       11/30/04       11/30/05       11/30/04
                                                        -----------    -----------    -----------    -----------
Numerator for basic and diluted loss per share:

     Net loss                                           $  (348,115)   $  (469,883)   $  (224,945)   $  (682,405)

Denominator for basic and diluted loss per share:

     Weighted average shares (basic and diluted)          8,626,480      7,472,673      8,626,480      7,472,673
                                                        -----------    -----------    -----------    -----------
Loss charged to common stockholders per common share:

  Basic and diluted                                     $     (0.04)   $     (0.06)   $     (0.02)   $     (0.09)
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

NOTE 2 - BUSINESS SEGMENTS

                                 ASAP SHOW, INC.

Reportable business segments as of and for the periods ended November 30, 2005 and 2004 are as follows:

                                    6 Months             6 Months             3 Months             3 Months
                              Ended 11/30/05       Ended 11/30/04       Ended 11/30/05       Ended 11/30/04
                              -----------------------------------------------------------------------------
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
                                 ===========

Net revenues as reflected above, consist of sales to unaffiliated customers only as there were no significant intersegment sales for the three and six-month periods ended November 30, 2005 and 2004.

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

                         THREE-MONTHS ENDED    SIX-MONTHS ENDED
                         --------------------------------------
NOVEMBER 30, 2004             $ 2,500             $ 5,300
                              =======             =======

NOVEMBER 30, 2005             $12,000             $21,500
                              =======             =======

                                 ASAP SHOW, INC.

NOTE 4 COMMITMENTS AND CONTINGENCIES

The Company filed a lawsuit against Maureen Storch ("Storch"), Katherine Li ("Li"), Cherry Wang ("Wang") and Global Nexus, Inc., a California Corporation ("Global"), (collectively the four defendants referred to as "Defendants") in the Superior Court of the State of California, County of Los Angeles on November 23, 2005. The claims by the Company against Storch, Li, Wang and Global arose out of certain activities undertaken by them as consultants or employees of the Company. The Company alleges, among other things, that Defendants failed to fulfill their contractual obligations and breached their fiduciary duties to the Company for a number of reasons, including by breach of contract, interference with contract, interference with prospective economic advantage, unfair competition and misappropriation of trade secrets. The Company seeks compensatory damages and injunctive relief.

In response to the lawsuit filed by the Company, Defendants filed a Cross-Complaint against the Company and Frank Yuan individually on January 20, 2006 alleging breach of written contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, rescission, libel, slander, intentional interference with prospective economic advantage, and unfair competition. Defendants seek compensatory and punitive damages and injunctive relief.

The Company intends to pursue its Complaint for damages against Defendants and to vigorously defend the Cross-Complaint brought by Defendants. The Company believes that it has no obligations to make any payments to Defendants and has meritorious defenses to all of Defendants' allegations. However, if the Company does not prevail and the Court awards any significant damage award to Defendants, this would have a material adverse effect upon the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended November 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

                                 ASAP SHOW, INC.

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

ASAP CHINA BUYING TRIP

The China Buying Trip is being arranged by the Company to bring 125 U.S. buyers during fiscal 2006, each with more than $10 million in purchasing power, to four production centers in China. This event has been overwhelmingly supported by the U.S Cotton Council, American Apparel and Footwear Association, The American Apparel Production Network and many other leading corporations and associations. The first tour of its kind was designed for U.S. buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Jockey and many others. Management is planning to conduct the China Buying Trip in May of each year and is also planning to conduct buying trips to other countries in fiscal year 2006.

The U. S. Cotton Council's objective is to promote U. S. raw cotton to overseas manufacturers. The Cotton Council's London office promotes the use of cotton with European apparel buyers as an alternative to synthetic fabrics. The Cotton Council endorsed and promoted the ASAP China buying trip. It paid ASAP $50,000 and invited 15 European buyers to join the buying trip.

The American Apparel Footwear Association is a non-profit organization headquartered in Washington D. C. Its members are leading footwear brands such as Nike, Lee, Limited, etc. It is the only brand association for footwear in the United States. On the China Buying Trip, its members were able to gain an understanding of the production strengths and locations in China.

                                 ASAP SHOW, INC.

The American Apparel Production Network is a U. S. based non-profit organization with members in Canada, Central and South America. It promoted the China Buying Trip to assist its members in balancing their sourcing in China.

Other associations such as the California Fashion Association had the same objective; to assist their members in sourcing in China.

MATERIAL WORLD

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

ELECTRONIC COMMERCE, A NEW WAVE OF INTERNATIONAL TRADE

The Company has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. The Company has successfully represented Fruit of the Loom, Kellwood, Factory 2-U Stores, Value City, and others to be their buyer's agent. The ASAP Show helps promote the Company's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents. ISN is in its development stage.

GLOBAL FINANCIAL PLATFORM

The Company developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for letters of credit to sell international merchandise. The application for the patent was filed in 2001. Due to the U. S. Patent Office's workload, the Company has not received any response to the filing. Therefore, the Company cannot predict when or if this patent will be granted. The GFP is in its development stage. There can be no assurance as to when or if the GFP will be utilized.

LOGISTICS, WAREHOUSE, SHIPPING AND INVOICE SERVICES

Logistics, warehousing, shipping and billing services are also provided for overseas manufacturers.

In international trade, the shipment of goods from one country to another involves multiple activities. The Company will assist clients in finding ocean and air forwarders, custom brokers, domestic trucking companies and public warehouses for packaging and shipping. The Company intends to leverage the contacts from its trade show buyers and sellers to negotiate with FedEx, DHL, and many ocean carriers for a deep discount bulk rate. The Company will keep a portion of the discount rate. When the Company's client base expands, this activity could generate significant revenues. However there is no assurance as to if or when this will occur.

These logistics and warehousing activities are in their development stages.

                                 ASAP SHOW, INC.

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

E-commerce Transactions

The Company charges a minimum of 5%-10% commission when representing U.S. buyers who wish to utilize the Company as their buying agent to source their goods overseas. The Company can also act as the principal to purchase the pre-sold merchandise with a minimum profit margin of 20%. There is high demand for the Company's sourcing abilities by the U.S. apparel buyers and the Company is in the process of selecting the U.S. apparel buyers it wants to represent. This is in its development stage.

Global Financial Platform

The Company developed a patent-pending global financial platform, levied with CIT - a factoring accounts receivable guarantee service. This process allows overseas sellers to gain cash advances through their local bank and eliminate the need for letters of credit to sell international merchandise. The application for the patent was filed in 2001. Due to the U. S. Patent Office's workload, the Company has not received any response to the filing. Therefore, the Company cannot predict when or if this patent will be granted. The GFP is in its development stage. There can be no assurance as to when or if the GFP will be utilized.

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

Logistics, Warehousing, Shipping and Billing

The Company charges standard public warehouse charges for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers. These services are in their development stages.

RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004

REVENUE

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

                                 ASAP SHOW, INC.

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

OPERATING EXPENSES

Operating expenses increased by $245,514, or 19%, to $1,505,730 for the six months ended November 30, 2005, as compared to $1,260,216 for the same period last year. The increase in operating expenses is primarily due to the increase in professional fees and a slight increase in rent. Professional fees increased by $107,878 to $185,550 for the six months ended November 30, 2005, as compared to $77,672 for the same period last year. The increase in professional fees is primarily related to increased legal and accounting fees in connection with the filing of the Company's Form 10-SB and related amendments. Rent slightly increased by $6,860 to $30,380 for the six months ended November 30, 2005 as compared to $23,520 for the same period last year.

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

                                 ASAP SHOW, INC.

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

LIQUIDITY AND CAPITAL RESOURCES

Excluding the line-of-credit from the shareholder, the Company had a deficit in working capital of approximately $127,000 as of November 30, 2005, primarily due to the liabilities assumed from C-Me under the Transfer Agreement. During this period, the Company had average monthly expenses of approximately $110,000 (excluding ASAP Show production expenses, buying trip expenses and additional professional fees incurred due to reverse spin-off of the Company). Management anticipates maintaining its monthly expenses in the range of $110,000 to $120,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas and Material World Global Pavilion ("Material World") show, to generate more revenue, in addition to the revenues generated from buying trips. At November 30, 2005, the Company has current assets of approximately $250,000. During the period approximately 60 to 90 days prior to a trade show, the Company pays certain related expenses such as hotel rooms and ballrooms in advance and records such as prepaid expenses. Accordingly, the balance of prepaid expenses will be subject to seasonal fluctuations and will be higher during periods ending May 31 and November 30. With the net revenue from the ASAP shows, Buying Trips, Material World and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business through November 2006 and beyond.

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

                                 ASAP SHOW, INC.

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

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company filed a lawsuit against Maureen Storch ("Storch"), Katherine Li ("Li"), Cherry Wang ("Wang") and Global Nexus, Inc., a California Corporation ("Global"), (collectively the four defendants referred to as "Defendants") in the Superior Court of the State of California, County of Los Angeles on November 23, 2005. The claims by the Company against Storch, Li, Wang and Global arose out of certain activities undertaken by them as consultants or employees of the Company. The Company alleges, among other things, that Defendants failed to fulfill their contractual obligations and breached their fiduciary duties to the Company for a number of reasons, including by breach of contract, interference with contract, interference with prospective economic advantage, unfair competition and misappropriation of trade secrets. The Company seeks compensatory damages and injunctive relief.

In response to the lawsuit filed by the Company, Defendants filed a Cross-Complaint against the Company and Frank Yuan individually on January 20, 2006 alleging breach of written contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, rescission, libel, slander,
intentional   interference

                                 ASAP SHOW, INC.

with prospective economic advantage, and unfair competition. Defendants seek compensatory and punitive damages and injunctive relief.

The Company intends to pursue its Complaint for damages against Defendants and to vigorously defend the Cross-Complaint brought by Defendants. The Company believes that it has no obligations to make any payments to Defendants and has meritorious defenses to all of Defendants' allegations. However, if the Company does not prevail and the Court awards any significant damage award to Defendants, this would have a material adverse effect upon the Company.

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

ASAP SHOW, INC.
(Registrant)

Date:    02/07/2006      /s/ Frank S. Yuan
 -------------------     -------------------------------------------------------
                         Frank S. Yuan, Chairman, Chief Executive Officer