Form 10QSB/A
period 2005-11-30
ASAP SHOW, INC.
filed 2006-02-27
CIK 1339854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-QSB/A 2

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2005
                                              -----------------

[ ]   Transition report under section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from             to
                                            ----------     ----------

Commission file number    001-51554
                       ---------------

                                 ASAP SHOW, INC.
                                ----------------
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

Number of shares outstanding of the issuer's classes ofcommon equity, as of December 31, 2005: 8,626,480 Shares of Common Stock (One Class)
                   --------------------------------------------

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

         Condensed Statements of Operations for the Six Months Ended
         November 30, 2005 and 2004 (unaudited)................................4

         Condensed Statements of Operations for the Three Months Ended
         November 30, 2005 and 2004 (unaudited)................................5

         Condensed Statements of Cash Flows for the Six Months Ended
         November 30, 2005 and 2004 (unaudited)................................6

Notes to Condensed Financial Statements (unaudited)............................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION...............................................11

     ITEM 3.  CONTROLS AND PROCEDURES.........................................16

PART II - OTHER INFORMATION...................................................16

     ITEM 1.  LEGAL PROCEEDINGS...............................................16

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17

     ITEM 5.  OTHER INFORMATION...............................................17

     ITEM 6.  EXHIBITS .......................................................17

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                                                      Nov. 30,
                                                                        2005
                                                                   ------------
                                                                     (Unaudited)
ASSETS

Current assets:
   Cash                                                            $     98,945
   Accounts receivable, net                                              53,681
   Capital contribution receivable                                       50,000
   Prepaid expenses                                                      47,157
                                                                   ============
                                                                        249,783
Total current assets

Other assets                                                              9,800
                                                                   ------------

Total assets
                                                                   $    259,583
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                           $    358,749
   Deferred revenue                                                      18,353
   Line-of-credit and interest payable to stockholder                   684,811
                                                                   ------------
   Total current liabilities                                          1,061,913

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares
     authorized; 8,626,480 shares issued and outstanding                  8,626
   Additional paid-in capital                                        14,166,375
   Accumulated deficit                                              (14,977,331)
                                                                   ------------

Total stockholders' deficit                                            (802,330)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    259,583
                                                                   ============


            See accompanying notes to condensed financial statements

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                              November 30,
                                                       -----------------------
                                                           2005         2004
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $  200,756   $   61,750
   Tradeshow revenue                                      754,575      734,664
    Buying trip                                           239,590           --
                                                       ----------   ----------

Revenues                                                1,194,921      796,414
                                                       ----------   ----------

Operating expenses:
    Cost of transaction sales                             168,160       38,098
   General and administrative                           1,032,435      885,507
   Payroll and related                                    305,135      336,611
                                                       ----------   ----------

Total operating expenses                                1,505,730    1,260,216
                                                       ----------   ----------

Loss from operations                                     (310,809)    (463,802)

Interest expense, net of interest income                   36,506        5,281
                                                       ----------   ----------

Loss before income taxes                                 (347,315)    (469,083)

Income taxes                                                  800          800
                                                       ----------   ----------

Net loss                                               $ (348,115)  $ (469,883)
                                                       ==========   ==========

Net loss per share available to common stockholders
   Basic and diluted                                   $    (0.04)  $    (0.06)
                                                       ==========   ==========

Weighted-average number of common shares outstanding
   Basic and diluted                                    8,626,480    7,472,673
                                                       ==========   ==========


            See accompanying notes to condensed financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             November 30,
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $   80,037   $   34,045
   Tradeshow                                               34,460           --
   Buying trip                                             67,758           --
                                                       ----------   ----------

Revenues                                                  182,255       34,045
                                                       ----------   ----------

Operating expenses:
   Cost of transaction sales                               70,244       11,280
   General and administrative                             198,299      534,469
   Payroll and related                                    128,545      166,705
                                                       ----------   ----------

Total operating expenses                                  397,088      712,454
                                                       ----------   ----------

Loss from operations                                     (214,833)    (678,409)

Interest expense, net of interest income                   10,112        3,196
                                                       ----------   ----------

Loss before income taxes                                 (224,945)    (681,605)

Income taxes                                                   --          800
                                                       ----------   ----------

Net loss                                               $ (224,945)  $ (682,405)
                                                       ----------   ----------

Net loss per share available to common stockholders
   Basic and diluted                                   $    (0.02)  $    (0.09)
                                                       ----------   ----------

Weighted-average number of common shares outstanding
   Basic and diluted                                    8,626,480    7,472,673
                                                       ----------   ----------


            See accompanying notes to condensed financial statements.

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

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

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

Stock Bonus
-----------

C-ME issued 1,027,327 shares to certain key employees and directors effective May 31, 2005 (the "Stock Bonus"). The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in C-ME, which were cancelled as part of the Stock Bonus and Reorganization. In addition, C-ME terminated all of its stock option plans, and all outstanding stock options were cancelled. In addition, the employees have not received any significant pay increases in recent years. Directors of C-ME have never been paid fees for services on the Board. The intent of the issuance of the Stock Bonus was to partially compensate these individuals for their significant contributions to C-ME since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

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

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended November 30, 2005 and 2004 are as follows:

--------------------------------------------------------------------------------

                                        6 Months Ended               3 Months Ended
                                   11/30/05      11/30/04       11/30/05       11/30/04
                                 -----------    -----------    -----------    -----------
Revenues:
     Transaction sales           $   200,756    $    61,750    $    80,037    $    34,045
      Tradeshow                      754,575        734,664         34,460           --
     Buying trip                     239,590           --           67,758           --
                                 -----------    -----------    -----------    -----------
                                 $ 1,194,921    $   796,414    $   182,255    $    34,045
                                 ===========    ===========    ===========    ===========

Income (loss) from operations:
      Transaction sales          $    32,596    $    23,652    $     9,793    $    22,765
     Tradeshow                      (486,807)      (440,150)      (273,710)      (701,174)
      Buying trip                    143,402           --           49,084           --
                                 -----------    -----------    -----------    -----------
                                 $  (310,809)   $  (463,802)   $  (214,833)   $  (678,409)
                                 ===========    ===========    ===========    ===========

Depreciation and amortization:
     Transaction sales           $      --      $      --      $      --      $      --
      Tradeshow                         --             --             --             --
      Buying trip                       --             --             --             --
                                 -----------    -----------    -----------    -----------
                                 $      --      $      --      $      --      $      --
                                 ===========    ===========    ===========    ===========

Identifiable assets:
       Transaction sales         $     1,737
       Tradeshow                     205,902
        Buying trip                   51,944
                                 -----------
                                 $   259,583
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

                     Three-Months     Six-Months
                        Ended            Ended

November 30, 2004     $  2,500           $ 5,300
                      ========          ========


November 30, 2005     $ 12,000          $ 21,500
                      ========          ========


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

Services

ASAP Global Sourcing Show
--------------------------
The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry. The Company has a unique opportunity to make the ASAP Show successful because of the Company's global presence and management expertise in the apparel industry. In addition, there were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Also, many are reluctant to travel overseas. Therefore, the ASAP Show is well positioned for buyers and overseas manufacturers.

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

ASAP China Buying Trip
-----------------------
The China Buying Trip is being arranged by the Company to bring 125 U.S. buyers during fiscal 2006, each with more than $10 million in purchasing power, to four production centers in China. This event has been overwhelmingly supported by the U.S Cotton Council, American Apparel and Footwear Association, The American Apparel Production Network and many other leading corporations and associations. The first tour of its kind was designed for U.S. buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Jockey and many others. Management is planning to conduct the China Buying Trip in May of each year and is also planning to conduct buying trips to other countries in fiscal year 2006.

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

Revenue Model

The ASAP Show
-------------

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

E-commerce Transactions
-----------------------

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

Logistics, Warehousing, Shipping and Billing
--------------------------------------------

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


ASAP SHOW, INC.
(Registrant)

Date:    02/27/2006            /s/ Frank S. Yuan
 ---------------------         ---------------------------------------------
                               Frank S. Yuan, Chairman, Chief Executive Officer