Form 10QSB
period 2006-02-28
ASAP SHOW, INC.
filed 2006-04-24
CIK 1339854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2006

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2006: 8,626,480 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes No X

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of February 28, 2006 (unaudited)...........3

         Condensed Statements of Operations for the Nine Months Ended
         February 28, 2006 and 2005 (unaudited)................................4

         Condensed Statements of Operations for the Three Months Ended
         February 28, 2006 and 2005 (unaudited)................................5

         Condensed Statements of Cash Flows for the Nine Months Ended
         February 28, 2006 and 2005 (unaudited)................................6

         Notes to Condensed Financial Statements (unaudited)...................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION...............................................12

     ITEM 3.  CONTROLS AND PROCEDURES.........................................17

PART II - OTHER INFORMATION...................................................17

     ITEM 1.  LEGAL PROCEEDINGS...............................................17

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............18

     ITEM 5.  OTHER INFORMATION...............................................18

     ITEM 6.  EXHIBITS .......................................................18

SIGNATURES....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  February 28,
                                      2006
ASSETS



Current assets:
   Cash                                                            $    132,589
   Accounts receivable, net                                              37,921
   Capital contribution receivable                                       50,000
   Prepaid expenses                                                       2,695
                                                                   ------------
                                                                        223,205
Total current assets

Other assets                                                              9,800
                                                                   ------------

Total assets
                                                                   $    233,005
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                           $    376,852
   Deferred revenue                                                       2,814
   Line-of-credit and interest payable to stockholder                   748,607
                                                                   ------------
   Total current liabilities                                          1,128,273

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares
     authorized; 8,626,480 shares issued and outstanding                  8,626
   Additional paid-in capital                                        14,166,375
   Accumulated deficit                                              (15,070,269)
                                                                   ------------

Total stockholders' deficit                                            (895,268)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    233,005
                                                                   ============



See accompanying notes to condensed financial statements

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                              February 28,
                                                       -----------------------
                                                           2006         2005
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $  282,286   $  292,351
   Tradeshow revenue                                    1,300,006    1,086,614
   Buying trip                                            239,590           --
   Subscription fees                                           --          360
                                                       ----------   ----------

Revenues                                                1,821,882    1,379,325
                                                       ----------   ----------

Operating expenses:
   Cost of transaction sales                              192,648      255,647
   General and administrative                           1,597,876    1,399,243
   Payroll and related                                    418,668      505,573
                                                       ----------   ----------

Total operating expenses                                2,209,192    2,160,463
                                                       ----------   ----------

Loss from operations                                     (387,310)    (781,138)

Interest expense, net of interest income                   52,943        7,122
                                                       ----------   ----------

Loss before income taxes                                 (440,253)    (788,260)

Income taxes                                                  800          800
                                                       ----------   ----------

Net loss                                               $ (441,053)  $ (789,060)
                                                       ==========   ==========

Net loss per share available to common stockholders
   Basic and diluted                                   $    (0.05)  $    (0.11)
                                                       ==========   ==========

Weighted-average number of common shares outstanding
   Basic and diluted                                    8,626,480    7,472,673
                                                       ==========   ==========



See accompanying notes to condensed financial statements.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                             February 28
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $   81,530   $  230,601
   Tradeshow                                              545,431      351,950
   Subscription Fees                                           --          360
                                                       ----------   ----------

Revenues                                                  626,961      582,911
                                                       ----------   ----------

Operating expenses:
   Cost of transaction sales                               24,488      217,549
   General and administrative                             565,441      513,736
   Payroll and related                                    113,533      168,962
                                                       ----------   ----------

Total operating expenses                                  703,462      900,247
                                                       ----------   ----------

Loss from operations                                      (76,501)    (317,336)

Interest expense, net of interest income                   16,437        1,841
                                                       ----------   ----------

Loss before income taxes                                  (92,938)    (319,177)

Income taxes                                                   --          800
                                                       ----------   ----------

Net loss                                               $ ( 92,938)  $ (319,977)
                                                       ----------   ----------

Net loss per share available to common stockholders
   Basic and diluted                                   $    (0.01)  $    (0.04)
                                                       ----------   ----------

Weighted-average number of common shares outstanding
   Basic and diluted                                    8,626,480    7,472,673
                                                       ----------   ----------



See accompanying notes to condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Nine Months Ended
                                                                       February 28,
                                                                  ----------------------
                                                                     2006        2005
                                                                  ---------    ---------
                                                                 (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss                                                       $(441,053)   $(789,060)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
      Changes in operating assets and liabilities:
        Accounts receivable                                          62,972      324,536
        Inventory                                                        --       25,874
        Prepaid expenses                                             62,059       61,297
        Other assets                                                  1,568         --
        Accounts payable and accrued expenses                       (44,628)     166,430
        Deferred revenues                                          (184,179)     111,481
                                                                  ---------    ---------

Net cash (used in) provided by operating activities                (543,261)      99,442

Cash flows from investing activities:
   Proceeds from capital contribution                               365,000         --
                                                                  ---------    ---------

Net cash provided by investing activities                           365,000         --

Cash flows from financing activities:
   Repayment of loan payable                                       (100,000)        --
   Proceeds from borrowings on line-of-credit from stockholder      808,800      454,000
   Repayments of borrowings on line-of-credit from stockholder     (467,816)    (350,159)
                                                                  ---------    ---------

Net cash provided by financing activities                           240,984      103,841
                                                                  ---------    ---------

Net increase in cash                                                 62,723        4,399

Cash, beginning of period                                            69,866        4,451
                                                                  ---------    ---------

Cash, end of period                                               $ 132,589    $   8,850
                                                                  =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period
      Interest                                                       52,935        5,404
      Income taxes                                                      800          800


See accompanying notes to condensed financial statements

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

At February 28, 2006, the Company has accumulated deficit of $15,070,269, negative working capital of $904,968 and a lack of profitable operational history. The Company hopes to continue to increase revenues from the continued growth of their trade show segment. In the absence of significant increase in revenues, the Company intends to fund operations through additional debt and equity financing arrangements, including continued support from its majority shareholder (see Note 3). The successful outcome of future activities cannot be deteremined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

REORGANIZATION

Securities Purchase Agreement
-----------------------------

On November 19, 2004 C-ME entered into the SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the then Chairman of the Board and Chief Executive Officer of C-ME ("Yuan") providing for the investment by KRM Fund of $425,000 (the "Investment") in C-ME in exchange for 7,000,000 shares of C-ME's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The balance of $50,000 which has not been received at February 28, 2006, is included in the accompanying balance sheet as a capital contribution receivable. Such amount is to be received on March 30, 2006. The Investment by KI Equity was used to satisfy $124,397 of certain liabilities assumed by the Company with the remaining funds of $240,603 being used to provide the Company with working capital to grow its trade show business. The Reorganization will allow the shareholders of C-ME to participate in the growth of the trade show business through the spin-off of the Company, which owns and operates the trade show business (see below). Following the Reorganization and spin off of the Company, C-ME is majority owned by KI Equity and will seek a business combination with an operating company.

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

Since the Reorganization, ASAP has focused on operating the trade show business previously operated by C-ME. The Investment contemplated as part of the Reorganization was used to pay the liabilities of C-ME that were assumed by ASAP under the Transfer Agreement. ASAP will continue to operate its trade show twice a year in Las Vegas, Buying Trips in China and other production Countries, and Fashion International Trade Show ("FITS") in China.. As part of the Transfer Agreement, ASAP assumed a revolving $800,000 line of credit from Frank Yuan and his family (the



"Yuan Line of Credit"). Frank Yuan and his family consented to the assumption of the Yuan Line of Credit and released C-ME from any and all liabilities thereunder. The Yuan Line of Credit has an outstanding balance as of February 28, 2006 of $748,607, including accrued interest of $11,807, bears interest at 10% per annum, and expires in September 2007. With the payment of liabilities with the Investment, the expected cash flow generated from the trade shows and the Yuan Line of Credit, ASAP believes it will have sufficient cash resources to grow its business and meet the liabilities and obligations with respect to its operations for the next twelve months.

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

Distribution
------------

On August 25, 2005, C-ME distributed the 8,626,480 shares of ASAP to the U.S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares will be held by the depository agent until such time as the Company's Form 10-SB, originally filed on October 3, 2005, has become effective. The SEC has indicated no comments on the Company's Form 10-SB filling as of late Febuary 2006, therefore, ASAP's 8,626,480 shares have been distributed to the shareholders. The Company requested Spartan Security to file a form 15c2 (11) around late March 2006 with NASD for OTBCC quotation for its stock. If NASD provide a ticker symbol, the ASAP Shareholder can freely tradable on OTCBB, subject to certain restrictions applicable to insiders and affiliates.

The distribution was taxable to the shareholders.

Investment
----------

The closing of the transactions contemplated by the SPA and the Investment occurred on September 30, 2005. Pursuant to the Investment, C-ME issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment were used to satisfy liabilities that were assumed by the Company as part of the Transfer and other liabilities of C-ME, and the remaining funds of $290,603 will be used by the Company for working capital purposes, less $50,000 which C-ME will hold in reserve for a period of six months following the closing of the SPA to satisfy any Indemnity Claims. The Company has been informed by C-ME that the $50,000 reserves originally due March 30, 2006 will be retained by C-ME until the preference claim is resolved (see Note 4).

Accounting Treatment
--------------------

The Company accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue ("EITF") No. 02-11, "Accounting for Reverse Spinoffs." In a reverse spinoff, the legal spinnee (ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the financials statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

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

Buying Trips
------------

Buying trips generate revenue through the participating buyers ("Buyers") paying for the Company's assistance during the travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the oversea government's trade promotion agencies located in the various cities which were visited by the Buyers (i.e. the Company does not share any losses, if any). The Buying Trip's revenue is recognized ratably during the period in which the event is conducted. Management is planning to conduct buying trips to China in May and Southeast Asia Countries in November each year.

Fashion International Trade Show ("FITS")
-----------------------------------------

FITS is a brand new licensing trade show to be held in China. FITS intends to bring International Fashion Brands to enter the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know how - such as Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The first FITS will be held in Hangzhou from June 29 to July 1, 2006. The Company's management negotiated with Hangzhou municipal government, whereby it is going to cover all venue rental, booths decoration and international fashion brands hotel accommodation expenses. The booths sales proceeds will be the Company's bottom line profit. The revenue of FITS will be recognized after the FITS show finished.

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


BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:



                                                                  9 Months Ended                 3 Months Ended
                                                               02/28/06     02/28/05         02/28/06      02/28/05
                                                             -----------   -----------     -----------   -----------
Numerator for basic and diluted loss per share:
   Net loss                                                  $  (441,053)  $ (789,060)     $  ( 92,938)  $  (319,977)

Denominator for basic and diluted loss per share:
   Weighted average shares (basic and diluted)                 8,626,480    7,472,673        8,626,480     7,472,673
                                                             -----------   -----------     -----------   -----------
Loss charged to common stockholders per common share:
   Basic and diluted                                         $     (0.05)  $    (0.11)     $     (0.01)  $     (0.04)
                                                             ===========   ===========     ===========   ===========



Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company will be required to apply Statement 123(R) as of the quarter ended May 31, 2006. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended February 28, 2006 and 2005 are as follows:


                                        9 Months Ended               3 Months Ended
                                   02/28/06     02/28/05        02/28/06        02/28/05
                                 -----------    -----------    -----------    -----------
Revenues:
     Transaction sales           $  282,286     $   292,351    $    81,530    $   230,601
     Tradeshow                     1,300,006      1,086,614        545,431        351,950
     Buying trip                     239,590             --             --             --
     Subscription Fees                    --            360             --            360
                                 -----------    -----------    -----------    -----------
                                 $ 1,821,882    $ 1,379,325    $   626,961    $   582,911
                                 ===========    ===========    ===========    ===========

Income (loss) from operations:
      Transaction sales          $    89,638    $    36,704    $    57,042    $    13,052
      Tradeshow                     (614,713)      (818,202)      (127,906)      (330,748)
      Buying trip                    137,765             --         (5,637)            --
      Subscription Fees                   --            360             --            360
                                 -----------    -----------    -----------    -----------
                                 $  (387,310)   $  (781,138)   $   (76,501)   $  (317,336)
                                 ===========    ===========    ===========    ===========

Identifiable assets:
       Transaction sales         $    2,628
       Tradeshow                     200,377
       Buying trip                    30,000
                                 -----------
                                 $   233,005
                                 ===========


Net revenues as reflected above, consist of sales to unaffiliated customers only as there were no significant intersegment sales for the nine and three-month periods ended February 28, 2006 and 2005.

There were no significant concentrations on net segment sales for the nine and three-month periods ended February 28, 2006 and 2005.

Transaction apparel sales are made from goods exported from China into the USA, while tradeshow revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.

NOTE 3 - DEBT

Line of Credit From Stockholder
-------------------------------

The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's Chief Executive Officer and his family, which expires on September 1, 2007 and provides for borrowings up to a maximum of $800,000, as amended. The Yuan Line of Credit bears an interest rate of 10.0% per annum. The balance at February 28, 2006 was $748,607, including accrued and unpaid interest of $11,807. Interest expense incurred under the Yuan Line of Credit approximated the following:

                     Three-Months    Nine-Months
                        Ended            Ended

February 28, 2006     $ 13,781          $ 35,281
                      ========          ========

February 28, 2005     $  1,841          $  7,245
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

On March 7, 2006, a complaint was filed against the C-ME in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from C-ME $91,572 in alleged preferential transfers made to C-ME by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. C-ME intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent C-ME incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the C-ME believes it may recover such losses, costs and damages from Frank Yuan and the Company pursuant to the indemnification provisions under the Transfer Agreement. C-ME has informed Frank Yuan and the Company that it intends to seek indemnification from them with respect to the preference claim. Further, C-ME has informed Frank Yuan and the Company that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by C-ME until this preference claim is resolved to satisfy any potential indemnity claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 28, 2006. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.


STATUS OF OPERATIONS

Background

ASAP Show, Inc. (the "Company") is a trade show organizer that is initially targeting the apparel industry and an international electronic trading, financing and logistics corporation. The following four interlocking services make the Company unique: 1) ASAP Shows consists of ASAP Global Sourcing Show - held twice a year in Las Vegas, NV., ASAP Buying Trips, and Fashion

International Trade Show ("FITS") 2) The Company builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktops. 3) The Company's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit. 4) Logistics warehouse, shipping, and billing services for overseas manufacturers. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

Services

Asap Global Sourcing Show
-------------------------

The Apparel Sourcing Association Pavilion ("Global Sourcing Show" or "ASAP Show") is bringing a totally new concept to the trade show industry. The Company has a unique opportunity to make the ASAP Show successful because of the Company's global presence and management expertise in the apparel industry. In addition, there were no trade shows for the producing countries to exhibit in the U.S.A. to gain container load orders until the ASAP show was launched. Also, many buyers are reluctant to travel overseas. Therefore, the ASAP Show is well positioned for buyers and overseas manufacturers.

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In fiscal 2005, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Booth fees that are collected in advance of the related ASAP show are recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

Costs incurred by the ASAP show segment include facility rent, outsourced services such as registration, booth rental, electrical services, security, decorator and attendee and exhibitor promotion. All show promotion related expenses such as advertisements, traveling; staff salaries and related payroll expenses are treated as monthly period expenses. The deposit for the ASAP show facility is capitalized and then expensed in the month the event occurs.

ASAP Buying Trips
-----------------

The China Buying Trip is being arranged by the Company to bring 80 U.S. and European buyers during fiscal 2006, each with more than $10 million in purchasing power, to four production centers in China. This event has been overwhelmingly supported by the International Cotton Council, The American Apparel Production Network and many other leading corporations and associations. The first tour of its kind was designed for U.S. and European buyers prepared to place production orders, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Maidenform and many others. The Company also arranged a trip bringing 12 buyers to Bangladesh and Pakistan Buying trip in November 2005. Management is planning to conduct the China Buying Trip in May of each year and is also planning to conduct buying trips to other countries in fiscal year 2006.

The Buying Trip's revenue is generated from Buyers paid participation fees and shared exhibitor's fees with each city's Co-organizer, the Municipal Government, is recognized ratably during the period in which the event is conducted.

Fashion International Trade Show ("FITS")
-----------------------------------------

Currently there are very few brands in China. Only world famous brands such as Louis Vuitton, Chanel, DKNY, and Polo, have a presence. There is a vacuum for up and coming brands from the U.S., Canada and Europe. Since Chinese consumers are not familiar with any foreign brands, all designers can become famous brands with the right promotion.

FITS is a brand new licensing trade show to be held in China. FITS intends to bring International Fashion Brands to enter the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know how - such as Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The first FITS will be held in Hangzhou from June 29 to July 1, 2006. The Company's management negotiated with Hangzhou municipal government, whereby it is going to cover all venue rental, booths decoration, international fashion brands hotel accommodation expenses. The booths sales proceeds will be the Company's bottom line profit. The revenue of FITS will be recognized after the FITS show finished.

Electronic Commerce, A New Wave of International Trade
------------------------------------------------------

The Company has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. The Company has successfully represented Fruit of the Loom, Kellwood, Value City, and others to be their buyer's agent. The ASAP Show helps promote the Company's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents. ISN is in its development stage.

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

Revenue Model

The ASAP Show
-------------

Currently, the ASAP Global Sourcing Show held twice a year in Las Vegas charges $58 per square foot to exhibitors. The cost per square foot is considered costly in the U.S. trade show industry. The reason ASAP exhibitors are willing to pay this high price is because the Company's management partners with overseas governments to subsidize up to 50%-100% of the exhibition costs. The Company's management expertise in the apparel industry, unique marketing concepts, services, educational seminars and relationships with the foreign trade promotion bureaus and associations set the Company apart from competitors.

ASAP buying trips partner with each city's municipal government to conduct a trade show in each city that ASAP's participating buyers visit. ASAP receives revenues from buyers who pay participation fees, and also shares a portion of the local exhibitor paid fees. This innovative revenue model depends upon the management's relationships with the foreign government agency.

FITS - The Company's management negotiated to hold the FITS in Hangzhou, China. Hangzhou municipal government has agreed to pay for all venue rental, booths decoration, and international fashion brands hotel accommodation expenses. The booths sold proceeds from the International Fashion brands will be the Company's profit. The revenue of FITS will be recognized at the time of the related show.

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

CIT charges 1.5% of the invoice value as its non-recourse factoring fee while the Company charges 0.5%. The overseas bank charges interest for their cash advances made to the seller. The potential of eliminating the letter of credit to purchase overseas merchandise business represents billions of dollars per year. There were no transactions with for the nine months ended February 28, 2006.

Logistics, Warehousing, Shipping and Billing
--------------------------------------------

The Company charges standard public warehouse charges for freight in and out, warehouse storage, shipping and billing charges for its exhibitors and overseas manufacturers. These services are in their development stages.

RESULTS OF OPERATIONS

Nine Months Ended February 28, 2006 and 2005

Revenue
-------

Revenues from transaction sales for the nine months ended February 28, 2006 were $282,286, a decrease of $10,065 or 3% compared to $292,351 for the same period last year. The reason for such a decrease on transaction sales was because the Company received fewer orders during the period. The Company does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

The gross tradeshow revenue for the nine months ended February 28, 2006 was $1,300,006, an increase of $213,392 or 19% compared to $1,086,614 for the same period last year. This increase was due to an increase in number of exhibitors for the ASAP Show in February 2006 compared to the same show in February 2005. Because of the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone which is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Gross revenues from the buying trip for the nine months ended February 28, 2006 were $239,590. The first buying trip was to China in May 2005 and a second buying trip was to Pakistan and Bangladesh in November 2005.

There was no revenue from subscription fees for the nine months ended February 28, 2006, as compared to revenue of $360 for the same period last year. The company does not anticipate any significant revenue from subscription fees in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

Operating Expenses
------------------

Operating expenses increased by $48,729, or 2%, to $2,209,192 for the nine months ended February 28, 2006, as compared to $2,160,463 for the same period last year. The increase in operating expenses was primarily due to the increase in professional fees and ASAP Show production, net of the decrease of payroll and general administrative expenses. Professional fees increased by approximately $93,000 to $218,000 for the nine months ended February 28, 2006, as compared to approximately $125,000 for the same period last year. The increase in professional fees was primarily related to increased legal and accounting fees in connection with the Spin off of ASAP Show, Reorganization of C-ME, Investment from Keating, and filing of the Company's Form 10-SB and related amendments. ASAP Show production expenses increased by approximately $114,000 to approximately $837,000 for the nine months ended February 28, 2006 from approximately $723,000 for the same period last year. Such an increase was due to an increase in numbers of exhibitors, cost of venue rental increases in Sands Expo compare to the Venetian Grand Ballroom. Payroll and related expenses decreased by approximately $87,000 and general administrative expenses decreased by approximately $72,000 because the Company had less employees during the nine months ended February 28, 2006 and was implementing cost reduction plan to cut back overhead expenses.


Net Loss
--------

As a result of the above, the Company recorded a net loss of $441,053 for the nine months ended February 28, 2006, an improvement of $348,007 as compared to a net loss of $789,060 for the same period last year. Such an improvement is mainly due to the revenues generated from buying trips and trade shows of $452,982, net of increases in operating expenses of $48,729 and interest expense of $45,698.

Three Months Ended February 28, 2006 and 2005

Revenue
-------

Gross revenue from transaction sales for the three months ended February 28, 2006 were $81,530, a decrease of $149,071 or 65% compared to $230,601 for the same period last year. The reason for such a significant decrease on transaction sales was because the Company received fewer orders during the period. The Company does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

The gross tradeshow revenue for the three months ended February 28, 2006 was $545,431, an increase of $193,481 or 55% compared to $351,950 for the same period last year. Such an increase was due to more exhibitors for the February 2006 ASAP Show, as compared to the February 2005 ASAP Show, plus additional $12,114 profit sharing revenues from the sales of Material World show booths.

There was no buying trip conducted for the three months ended February 28, 2006.

There was no revenue from subscription fees for the three months ended February 28, 2006, as compared to a small revenue of $360 for the same period last year. The Company does not anticipate any significant revenue from subscription fees in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

Operating Expenses
------------------

Operating expenses decreased by $196,785, or 22%, to $703,462 for the three months ended February 28, 2006, as compared to $900,247 for the same period last year. The decrease in operating expenses is primarily due to the decrease in cost of transaction sales. Cost of transaction sales decreased by $193,061 to $24,488 for the three months ended February 28, 2006, as compared to $217,549 for the same period last year.
The transaction sales activity was less in the 2006 period due to the Company focusing more of its efforts on growing the trade show segment of its business.

Net Loss
---------

As a result of the above, the Company recorded a net loss of $92,938 for the three months ended February 28, 2006, an improvement of $226,239; as compared to a net loss of $319,177 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Excluding the line-of-credit from the shareholder, the Company had a deficit in working capital of approximately $156,461 as of February 28, 2006, primarily due to the liabilities assumed from C-Me under the Transfer Agreement. During the nine month period ended February 28, 2006, the Company had average monthly expenses of approximately $110,000 (excluding ASAP Show production expenses, buying trip expenses and additional professional fees incurred due to reverse spin-off of the Company). Management anticipates maintaining its monthly expenses in the range of $110,000 to $120,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas, Buying Trips and FITS, to generate more revenue. At February 28, 2006, the Company has current assets of approximately $223,000. With the net revenue from the ASAP shows, Buying Trips, FITS and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for the next twelve months and beyond.



The Company has a revolving line-of-credit (the "Yuan Line of Credit") from Frank Yuan, the Company's CEO and his family, which expires on September 1, 2007 and provides for borrowings up to a maximum of $800,000, as amended. The Yuan Line of Credit carries an interest rate of 10.0% per annum. The balance as of February 28, 2006 was $748,607, including $11,807 of accrued interest.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of February 28, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

On March 7, 2006, a complaint was filed against the C-ME in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from C-ME $91,572 in alleged preferential transfers made to C-ME by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. C-ME intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent C-ME incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the C-ME believes it may recover such losses, costs and damages from Frank Yuan and the Company pursuant to the indemnification provisions under the Transfer Agreement. C-ME has informed Frank Yuan and the Company that it intends to seek indemnification from them with respect to the preference claim. Further, C-ME has informed Frank Yuan and the Company that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by C-ME until this preference claim is resolved to satisfy any potential indemnity claims.



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





Date:    04/21/2006            /s/ Frank S. Yuan
 ---------------------         ---------------------------------------------
                               Frank S. Yuan, Chairman, Chief Executive Officer