Form 10KSB
period 2006-05-31
ASAP SHOW, INC.
filed 2006-09-13
CIK 1339854

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                   FORM 10-KSB
                                   (Mark one)

               |X| Annual report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended May 31, 2006

                                       OR

             | | Transition report under section 13 or 15(d) of the
                         Securities Exchange Act of 1934
          For the transition Period from June 1, 2005 to May 31, 2006

                        Commission file number 001-51554

                                 ASAP SHOW, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                      20-2934409
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



  4349 Baldwin Avenue, Suite A, El Monte, California               91731
  --------------------------------------------------             ---------
      (Address of principal executive offices)                   (Zip Code)


                 Registrant's telephone number: (626) 636-2530


Securities registered under Section 12(b) of the Act:   None
                                                        ------------------------

Securities registered under Section 12(g) of the Act:   Common Stock, $0.001
                                                        ------------------------
                                                           (Title of class)

Name of exchange on which registered:                   None
                                                        ------------------------





Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes {X}    No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes { }   No {X}

Registrant's  net  revenue  for its most recent fiscal year: $1,993,171.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 21, 2006, computed by reference to the closing price of that date, was $545,507, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On August 21, 2006, the registrant had 8,626,480 shares of Common Stock outstanding, $0.001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes | |  No |X|

ASAP SHOW, INC.

INDEX

PART I                                                                      Page
Item 1   Description of Business.............................................. 3
Item 2   Description of Property..............................................11
Item 3   Legal Proceedings....................................................11
Item 4   Submission of Matters to a Vote of Security Holders..................11

PART II
Item 5   Market for Common Equity and Related Stockholder Matters.............12
Item 6   Management's Discussion and Analysis or Plan of Operation............12
Item 7   Financial Statements.................................................16
Item 8   Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................17
Item 8A  Controls and Procedures..............................................17
Item 8B  Other Information....................................................17

PART III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................17
Item 10  Executive Compensation...............................................19
Item 11  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters .........................................20
Item 12  Certain Relationships and Related Transactions.......................20
Item 13  Exhibits  ...........................................................20
Item 14  Principal Accountant Fees and Services...............................21
SIGNATURES....................................................................21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

PART I

FORWARD-LOOKING STATEMENTS
--------------------------

         Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled "Description of Business" and "Management's Discussion and Analysis or Plan of Operations," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "plans," "expects," "may," "will," "should," or "anticipates" or the negative thereof or any other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company, as defined below. These forward-looking statements involve risks and uncertainties, including those statements incorporated by reference into this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The following are some of the factors that could cause actual results to differ materially from those reflected in any forward looking statement made by or on behalf of the Company: domestic and foreign government regulations, an early-stage company with a limited operating history, unproved profit potential of the business model, intense competition from many entities, dependent on many foreign alliances, market acceptance of the services provided, maintaining relationships with key apparel retailers / buyers, and the ability to create additional relationships and regulatory factors beyond the Company's control. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

         ASAP Show, Inc. ("ASAP" or the "Company") is a spin off from Cyber Merchants Exchange, Inc. ("C-ME"). ASAP was incorporated in December 2004 under the laws of the State of Nevada. All of the assets and liabilities of C-ME have been transferred to the Company effective May 31, 2005 (the "Transfer"). The Company is operating the business previously operated by C-ME; a trade-show organizer and a business-to-business international stock lot trading and logistics company that is initially targeting the apparel industry. ASAP uses its overseas offices and agents to source apparel overstock lots. It then displays that stock lot information on its website for United States retail stores to consider for purchasing. Once the transaction is consummated through the information provided by ASAP's website, either the buyer or seller will pay ASAP a commission for this service. With regard to logistics, ASAP is helping its exhibitors and apparel stock lot owners overseas ship the merchandise via air or ocean freight, find customs brokers to clear the merchandise and assist in shipping by local trucking to the buyers' warehouses. The officers and directors of ASAP are the former officers and directors of C-ME.

REORGANIZATION

         On May 16, 2005, the shareholders of C-ME approved a reorganization (the "Reorganization"), summarized as follows:

1. C-ME entered into an amended and restated Securities Purchase Agreement ("SPA") with KI Equity Partners II, LLC ("KI Equity") effective as of August 25, 2005. The transaction closed on September 30, 2005. C-ME issued 7,104,160 shares of its common stock to KI Equity for proceeds of $415,000 (the "Investment"). The funds were distributed from C-ME to the Company on that date and were used to satisfy liabilities of C-ME assumed by the Company pursuant to the Transfer Agreement referred to below;

2. C-ME issued a stock bonus to certain directors and officers of 1,027,327 shares of C-ME's common stock, effective May 31, 2005 (the "Stock Bonus");

3. C-ME transferred all of its assets and liabilities to the Company effective May 31, 2005 pursuant to a Transfer and Assumption Agreement ("Transfer Agreement"); and

4. On August 25, 2005 C-ME distributed 8,626,480 shares of common stock of ASAP, representing all of the outstanding shares of ASAP, to C-ME's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution").

The details of the transaction summarized above are as follows:

Securities Purchase Agreement
-----------------------------

         On November 19, 2004 C-ME entered into the SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the current Chairman of the Board and Chief Executive Officer of C-ME ("Yuan") providing for the investment by KRM Fund of $425,000 in C-ME in exchange for 7,000,000 shares of C-ME's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity was used satisfy certain liabilities assumed by the Company with all remaining funds being used to provide the Company with working capital to grow its trade show business, less $50,000 which C-ME is holding in reserve pending the outcome of the preference claim by Factory 2-U (see Item 3). The Reorganization allows the shareholders of C-ME to participate in the growth of the trade show business through the spin-off of the Company, which owns and operates the trade show business (see below). Following the Reorganization and spin off of the Company, C-ME was majority owned by KI Equity and is seeking a business combination with an operating company.

Stock Bonus
-----------

         C-ME issued 1,027,327 shares to certain key employees and directors effective May 31, 2005. The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in C-ME, which were cancelled as part of the Stock Bonus and Reorganization. In addition, C-ME terminated all of its stock option plans, and all outstanding stock options were cancelled or assumed by Yuan. In addition, the employees have not received any significant pay increases in recent years. Directors of C-ME have never been paid fees for services on the Board. The intent of the issuance of the Stock Bonus was to partially compensate these individuals for their significant contributions to C-ME since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

Transfer
--------

         Since the Transfer effective May 31, 2005, ASAP has continued to focus on operating the trade show business previously operated by C-ME. The Investment contemplated as part of the Reorganization was used to pay the liabilities of C-ME that were assumed by ASAP under the Transfer Agreement. ASAP will continue to operate its trade show twice a year in Las Vegas, arrange three or more Buying Trips, and manage Material World Global Pavilion in Miami and New York. As part of the Transfer Agreement, ASAP has assumed an $1,100,000 revolving line of credit from Frank Yuan and certain members of his family (the "Yuan Line of Credit"), as amended. Frank Yuan and certain members of his family consented to the assumption of the Yuan Line of Credit and released C-ME from any and all liabilities there under. The Yuan Line of Credit has an outstanding balance as of May 31, 2006 of $838,475, including accrued interest of $16,675; bears interest at 10% per annum, and expires in August 2007. $120,000 of the funds received from C-ME as a result of the Investment were used to partially repay the Yuan Line of Credit. With the payment of liabilities from the Investment, the expected cash flow generated from the trade shows and the Yuan Line of Credit, ASAP believes it will have sufficient cash resources to grow its business and pay the liabilities and meet the obligations with respect to its operations through at least December 31, 2007.

         As a further condition of the Investment, C-ME and ASAP entered into the Transfer Agreement effective May 31, 2005, whereby all of the assets of C-ME were transferred to ASAP and all liabilities, obligations and contracts of C-ME (known and unknown, fixed or contingent or otherwise) were assumed by ASAP ("Assumed Liabilities"). In exchange, C-ME received 8,626,480 shares of ASAP common stock. ASAP and Frank Yuan have agreed to indemnify and hold C-ME harmless from any loss, costs or damages incurred by C-ME with respect to the Assumed Liabilities ("Indemnity Claims").

Distribution
------------

         On August 25, 2005, C-ME distributed 8,626,480 shares of ASAP to C-ME's shareholders of record on August 18, 2005 on a pro-rata basis.

         In connection with the filing of a Form 10-SB with the Securities and Exchange Commission (the "SEC"), the Distribution was paid to U. S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares were held by the depository agent until the Form 10-SB became effective and all comments from the SEC have been cleared, which occurred in March 27 2006. At that time, the certificates representing ASAP shares were disbursed by the depository agent to ASAP's shareholders. Following disbursement of the ASAP shares, ASAP filed a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of ASAP on the OTC BB, which is "ASHI".

The distribution was taxable to the Company's shareholders.

Investment
----------

         The closing of the transactions contemplated by the SPA and the Investment occurred on September 30, 2005, after the Distribution. Pursuant to the Investment, C-ME issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment will be used to satisfy liabilities that were assumed by ASAP as part of the transfer and any liabilities of C-ME, which were applied to all third party liabilities which existed at May 31, 2005, and the remaining funds were transferred to ASAP, less $50,000 which C-ME is holding in reserve pending the outcome of the preference claim in connection with Factory 2-U (see Item 3).

Accounting Treatment
--------------------

         The Company accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. ("EITF") 02-11, "ACCOUNTING FOR REVERSE SPINOFFS." In a reverse spinoff, the legal spinnee
(ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the financials statements. Under this treatment, the historical financial statements of the Company will be the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

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

OVERVIEW OF ASAP SHOW SERVICES

TRADE SHOWS

         ASAP GLOBAL SOURCING SHOW - a trade show for U.S. buyers to meet hundreds of overseas ready-made garment manufacturers - is held twice a year in Las Vegas.

         Trade show revenue is generated primarily from booth sales. There are many other ancillary revenues such as seminar fees, advertisements, trade show decoration, material rentals, etc. Currently, management allocates all resources and manpower to develop the tradeshows mentioned above.

         ASAP BUYING TRIP - The first ASAP China Buying Trip was arranged by the Company to take more than 80 United States and European Union buyers, each with more than $5 million in purchasing power, to 4 production centers in China. This "reverse trade-show" event was supported and promoted by the U.S Cotton Council, American Apparel and Footwear Association, America Apparel Production Network, and many other leading corporations and associations active in the apparel industry. It was the first buying tour of its kind designed for United States and European Union buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint ventures possibilities and relocate United States textile plants to China. Participation from the United States and European Union included such prominent names such as Fruit of the Loom, Warnaco, Salvatore Ferragamo and Marks & Spencer among others. The Company had a buying trip to Sri Lanka and Bangladesh in November 2005, an India and Thailand buying trip in March 2006 and the 2nd edition of the China Buying Trip in May 2006.

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

         MATERIAL WORLD is a textile, fabrics and accessories sourcing show held twice a year in Miami, Florida and New York. ASAP has entered into an exclusive agreement with Material World to represent it as its global marketing partner and will share 50% of the net profits associated with sales of booths by the Company. ASAP's agreement with Material World is based upon ASAP's global contacts and network to bring textile and accessories manufacturers to exhibit at the Miami and New York shows. ASAP will share 50% of the gross profits, which are generated from ASAP's efforts. The calculation is based on the total booth receipts less venue rental, booth decorations and commissions paid to overseas agents. Material World will be responsible for promotion and advertising to attract attendees/buyers. ASAP is responsible for promotion and advertisements to attract overseas manufacturers as exhibitors. Effective November 1, 2005, the Company is no longer associated with the Material World Global Pavillion and does not expect any additional revenues to be generated.


         FASHION INTERNATIONAL TRADE SHOW - Beginning in June 2006, the Company began Fashion International Trade Show "FITS". FITS is committed to launch international fashion, accessory and footwear brands into China - the fastest growing consumer market in the world.

         FITS provides the most cost effective way and "first entry" advantage by finding an experienced partner to act as a Master Licensee to overcome the complexity of the Chinese distribution system.

THE INTERNET SOURCING NETWORK ("ISN")

         The ISN is a private extranet that the Company builds and maintains for its U.S. retail users. ISN allows ASAP's retail users and overseas suppliers to conduct business using the web-based application. Overseas suppliers have direct access to U.S. retail buyers; push the stock lot information to buyer's computer and receive feedback on their immediate merchandise needs. There are many types of international trade activities related to apparel. Currently, the Company is focused on apparel stock lot (excess inventories) transactions. For example, if overseas manufacturers have any stock lots, excess inventory or leftovers, ASAP will place send a pre-designed information sheet describing the merchandise, including pictures, to U. S. buyers to review. If a U. S. buyer likes the product information, ASAP will introduce the buyer and seller. If a transaction is completed, either the buyer or the seller will pay ASAP a commission. ISN is in its development stage.

         The Company generates at least 10% of the net transaction revenue from selling overseas stock lots to the U.S. retailers. For the last three years, C-ME generated an average of $1 million dollars in gross transaction revenue. Management believes ASAP can increase its transaction sales if it provides additional resources to the segment; however, the Company is currently focused on the tradeshow business.

GLOBAL FINANCIAL PLATFORM ("GFP")

         Letters of credit have historically been the predominant means of payment for international trading.

         ASAP's patent pending GFP provides a framework for obtaining non-recourse financing of merchandise shipments to pre-approved buyers in the United States, without the need for letters of credit. Through ASAP's GFP, the CIT Group ("CIT"), the overseas bank and ASAP, each play an integral role. First, CIT guarantees the credit worthiness of the U.S. buyers. Second, the overseas bank provides working capital financing and acts as the conduit for foreign manufacturers to receive payment. Consequently, U.S. buyers can purchase overseas merchandise just as they purchase domestic goods, with open terms and without the need to open letters of credit. The application for the patent was filed in 2001. Due to the U. S. Patent Office's workload, the Company has not received any response to the filing. Therefore, the Company cannot predict when or if this patent will be granted.

         CIT will pay ASAP 0.5% of the transaction value. CIT and Bank SinoPac have tested the GFP platform and model successfully. There have been more than 10 transactions done through the CIT and Bank Sinopac Tri-party agreement. In one case, a seller in Taiwan shipped merchandise to a San Diego based retailer with net 30 days open terms. The day the merchandise is shipped from Taiwan, Bank Sinopac advanced 80% of the value of the merchandise to the Taiwan shipper. The shipping documents and invoice were sent to the Company. The Company duplicated the documents. The Company invoiced the San Diego retailer and assigned the invoice to CIT for collection. When the retailer paid CIT, CIT deducted its commission and the Company's commission. CIT then remitted the balance to Bank Sinopac. Bank Sinopac then deducted the advances and interest and remitted the balance to the shipper. Even though there were several successful similar transactions, multiple countries are needed for this type of international trading transaction to be widely used and recognized. The Company has only the relationship with Bank Sinopac in Taiwan. Therefore this innovative financing method is still in the development stage. As of May 31, 2006, the Company did not have the financial resources to allocate to this project. However, management believes GFP could be a large revenue source in the future. CIT and the Company cancelled the factoring and commission agreement by mutual consent and released each other's responsibilities and liabilities under these agreements. ASAP management will enter into a similar factoring and commission agreement with CIT when ASAP has more resources ready to promote this GFP business. If the Company had enough resources to approach banks in multiple countries, this product could be widely used in international trade. There are multi-billion dollars of letters of credit issued in international trade. If GFP can be widely used, it would be a tremendous source of revenue for the Company. However there can be no assurance as to when or if GFP will be utilized.

         CIT and C-ME have cancelled the tri-Party Agreement as of September 15, 2005. ASAP management feels it can enter into the same agreement with CIT when there are enough resources provided and volume increases for this type of business.

LOGISTICS AND WAREHOUSING

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

EMPLOYEES

         As of May  31,  2006,  the  Company  employed  11  full-time  employees classified as follows: 2 full-time executive officers; 1 full-time administrative personnel; 8 full-time marketing personnel; and 1 part-time technical personnel. None of the employees are subject to a collective bargaining agreement, and the Company believes that relations with its employees are good. Prior to becoming employees of the Company, all employees entered into termination and release agreements as of May 31, 2005 whereby their employment with C-ME was terminated, their C-Me options were cancelled and they released C-ME from any and all obligations relating to their employment.

COMPETITORS

         There are numerous fashion, apparel, textile and accessories/supplies trade shows in the U.S. each year. Some of these shows are well established and have been held for years.

The primary competitors of ASAP are as follows:

      1 MAGIC - MAGIC, the Men's Apparel Guild in California was founded in 1933. Due to enormous growth, the show relocated from Los Angeles to Las Vegas in 1989. Today, MAGIC International is the world's largest and most widely recognized organizer of the fashion industry trade shows. MAGIC encompasses every facet of fashion. MAGIC announced its Sourcing Zone and FABRIC@MAGIC show in 2003, which is the direct competition of ASAP.

      2 IFFE at New York Javits Center - The longest established fabric and trim show in North America. IFFE recently concluded its last event in April 2005.

      3 SOURCES trade show - Now in its third year, SOURCES has exhibitors that are non-U.S. based manufacturers of gifts, home and decorative accessories, and handcrafted products who come the U.S. to do business with wholesalers, importers, distributors, catalog and mail order, and direct volume purchasers.

         Although the competitors detailed in the preceding paragraphs may offer similar services to ASAP, ASAP believes that no other company has its range of services, approach to serving the industry or such an experienced management team with years of experience within the apparel industry. ASAP is focused on providing a complete merchandise sourcing solution by providing educational seminars, matchmaking sessions, dedicated country managers and other unique services that interlock each other and are focused on serving buyers' /exhibitors' international sourcing and transaction needs.


RISK FACTORS

         The following risk factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

WE ARE SUBJECT TO UNITED STATES GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company's primary source of income is from overseas apparel exporters who are willing to exhibit at its trade shows and participate in buying trips. Apparel imports into the United States are heavily regulated by the United States government. If the United States government imposes higher tariffs, increases quotas or imposes limitations on quantities of imports, it will adversely affect the Company's business. Fewer foreign apparel exporters will participate in the Company's events if they are limited in exporting to the United States.

WE ARE SUBJECT TO FOREIGN GOVERNMENT REGULATIONS WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         The Company's primary source of income is from overseas apparel exporters who are willing to exhibit at its trade shows and participate in buying trips. Foreign governments may advise their exporters to sell merchandise to countries other than the United States to balance their export concentration. Such policies could adversely affect the Company's trade show exhibitor revenue because foreign exporters will promote their business by following their own government's policies and incentives.

THE WORLD TRADE ORGANIZATION'S BILATERAL AGREEMENTS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         Apparel imports are governed by the World Trade Organization's ("WTO") bilateral agreements between the U. S. and each other country. For example, even though China is a WTO member, the U. S. can elect, based upon safeguards/market disruptions, to limit the export quantities to the U. S. Management found that because of China's limitations of exports to the U. S., fewer Chinese manufacturers are willing to exhibit in U. S. trade shows. For example, when China officially became a member of WTO on January 1, 2005, the Company's trade show in Las Vegas in February 2005 had 35 exhibitors from China. The Chinese exporters believed that their exports to the United States would be free of quota limitations. However when the United States imposed the safeguards/market disruption quotas in early 2005, the number of Chinese exhibitors at the August 2005 trade show declined to 20. However, attendance for the February 2006 trade show increased to a number of exhibitors that was consistent with the February 2005 trade show.

The Company estimates that 30% of its total revenue in 2007 will be from China.

WE EXPECT TO DEPEND ON REVENUE FROM UNPROVEN ASAP TRADE SHOWS, INTERNET SOURCING NETWORK, GLOBAL FINANCIAL PLATFORM AND LOGISTICS AND WAREHOUSING WHICH MAKES OUR REVENUE POTENTIAL UNCERTAIN.

         ASAP expects to depend primarily on revenue from trade shows, ISN, GFP and logistics and warehousing. The trade shows have generated revenue in the past. Growth in trade shows depends upon venue availability, continued willingness of manufacturers to pay to exhibit and buyers willingness to attend.

There is no assurance that venues will be available in Las Vegas or that exhibitors will continue to pay fees or that attendees will continue to find it worthwhile to attend. Therefore there is no guarantee that the trade shows will continue to generate revenue or that revenue will meet management's expectations. The ISN, GFP and logistics and warehousing are in their development stages. Therefore there is no significant revenue generated from these services. Currently the Company does not anticipate revenue in the near future from the GFP or logistics and warehousing fees. The Company's primary source of funds will be trade show revenue and the $1,100,000 line of credit provided by Mr. Yuan and certain members of his family.

WE FACE INTENSE COMPETITION FROM MANY ENTITIES.

         The trade show marketplace is highly competitive. The barrier to entry is not significant. We have identified and continue to identify numerous companies that are better funded, have more experience and more significant resources that have entered or are planning to enter the trade show business. Should these companies decide to enter our specific market, there is no guarantee that we will be able to compete with them effectively.

WE ARE DEPENDENT ON FOREIGN GOVERNMENTS SUBSIDIZING THEIR EXPORTERS' EXHIBITION FEES.

         The Company heavily relies on foreign alliances with manufacturers and their governments' willingness to subsidize their exporters exhibit fees for the trade shows. If a foreign government decides to drop the financial support of its exporters at the trade shows, this will have an immediate negative on the Company's trade show revenue. For example, Macau has been supporting its exporters at the Company's trade shows. If for any reason, the Macau government decides to not pay for its exporters to exhibit, it will be very hard for the exporters to pay on their own.

POLITICAL RISKS AND CHANGING ECONOMIC CONDITIONS IN THE PACIFIC RIM COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

         The Company faces political risks in conducting international business including risks of changing economic conditions in the Pacific Rim. This may have a material adverse effect on our ability to provide global merchandise sourcing to our clients. For example, if Pakistan does not support the U. S. in combating terrorism, management believes that the U. S. government would ban Pakistani imports into the U. S. This type of political activity would hurt the Company's trade shows as it would lose the Pakistani exhibitors.

WE ARE DEPENDENT ON MARKET DEMAND FOR AN ACCEPTANCE OF OUR SERVICE WHICH IF DOES NOT EXIST WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         Much of ASAP's success is dependent upon aggregating a critical mass of subscribing overseas manufacturers and trade show attendees and establishing and maintaining strong relationships with clients. If market demand and acceptance for our services is not in line with ASAP's expectations, it is likely that ASAP's revenue will not meet our expectations.

WE ARE DEPENDENT ON RELATIONSHIPS WITH KEY APPAREL RETAILERS / BUYERS, AND THE ABILITY TO CREATE MORE SUCH RELATIONSHIPS, THE LOSS OF ANY OF WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

         Our business model is retailer/buyer -centric. Successful implementation of it is predicated on our ability to create and nurture strong relationships with retailers/buyers. If we are unable to expand and maintain existing relationships, our revenue and profitably will not meet our expectations. Although ASAP believes it can create and maintain the necessary relationships, there is no guarantee that it will.

WE DEPEND ON THE RELIABILITY OF OUR SERVICES.

         As a member of the service industry, ASAP is dependent upon the reliability of its trade show, software and hardware. There is no guarantee that ASAP will be able to provide reliable services. Even though the Company's trade show is a unique sourcing show with niche services such as matchmaking and educational seminars, there is no guarantee that other trade shows such as MAGIC will not copy or follow the Company's unique services. If a competitor starts to copy our unique services, which is possible, management believes that it will face more intense competition than before.

WE DEPEND UPON KEY MEMBERS OF MANAGEMENT, THE LOSS OF ANY OF WHOM WOULD NEGATIVELY IMPACT OUR BUSINESS.

         The implementation of our business plan relies on key members of the management team and sales, marketing, and finance personnel. There is no guarantee that these employees will continue to work for ASAP. In addition, there is no guarantee that ASAP will be able to replace these employees with personnel of similar caliber should they not be able to work, or decide not to work for ASAP. Frank Yuan is a key member of our management. If for any reason, Mr Yuan were to leave the Company, it would be very difficult to find a replacement with his experience and financial support of the Company.

THE COMPANY'S SECURITIES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC WHICH MAY AFFECT THE MARKET FOR THE SECURITIES.

         The Company's securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of the Company's shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. The Company's securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market.



WE HAVE AN ACCUMULATED DEFICIT OF $15,314,136 AS OF MAY 31, 2006 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .

         We have history of operating losses, including a net loss of $684,920 in 2006. As of May 31, 2006, we had an accumulated deficit of $15,314,136. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll and interest. We have not been profitable since inception and we do not expect to be profitable in the near future. No assurances can be given as to whether we will ever be profitable.

         Our  independent   registered  public  accounting  firm  has  added  an
explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended May 31, 2006 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INTELLECTUAL PROPERTY PROTECTION

         ASAP has one patent pending that pertains to business processes: Global Financial Platform. ASAP's GFP eliminates the need for letters of credit by allowing overseas suppliers to ship merchandise to pre-approved retailers/buyers in the United States. C-ME pioneered this process by establishing the first tri-party agreement with CIT and Bank SinoPac in Taiwan. In essence, it is the first workable international factoring mechanism. Overseas suppliers, U.S. retailers/buyers, international banks and CIT are linked to ASAP's GFP. Through this arrangement, each of the tri-party participants plays an integral role. First, CIT guarantees the credit worthiness of the U.S. retailers/buyers. Secondly, Bank SinoPac provides cash advances up to 80% and acts as the conduit for foreign suppliers to receive payment. Through ASAP's GFP, U.S. retailers/buyers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas suppliers ship merchandise to pre-approved retailers without payment risk and receive up to 80% cash advance when they ship the merchandise. CIT and C-Me have cancelled the agreement as of September 15, 2005. ASAP management feels it will be able to enter into the same agreement with CIT when there are enough resources provided and as business volume increases for this type of business.

         In addition,  ASAP has  trademarked  the  following  trade names:  ASAP
Global  Sourcing  Show(TM),  DEPS(TM);   FOCASTING(TM);  and  Internet  Sourcing
Network(TM).

ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------

         The Company leases its corporate headquarters located at 4349 Baldwin Avenue, Suite A, El Monte, California 91731. Its telephone number is (626) 636-2530. The lease commenced on March 15, 2003, and expires on June 30, 2007, as amended. ASAP currently leases approximately 7,000 square feet at an average monthly rent of approximately $4,900.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

         The Company's common stock began trading on the NASDAQ Over-the-Counter Bulletin Board ("OTC-BB") May 24, 2006 under the symbol "ASHI" As of August 21, 2006, there has been limited trading volume.

HOLDERS OF RECORD

         On August 21, 2006, the Company's issued and outstanding common stock totaled 8,626,480 shares, held by approximately 190 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

DIVIDENDS

         The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors, as the Board of Directors may deem relevant.

PENNY STOCK

         The Company's securities are subject to the Securities and Exchange Commission's "penny stock" rules. The penny stock rules may affect the ability of owners of the Company's shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

         The Company's securities are also subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto which are included elsewhere in this report for the year and 11-month period ended May 31, 2006 and 2005, respectively. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Report on Form 10-KSB. The Company's actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the SEC.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Effective for the fiscal year ending in 2005, the Company changed its fiscal year end from June 30 to May 31. The following table presents comparative information for the years ended May 31, 2006 and 2005.

                                     5/31/06       5/31/05
                                   ----------    -----------
                                                 (Unaudited)

Revenues, net                      $1,993,171    $ 2,057,831
                                   ==========    ===========
Loss from operations               $ (602,120)   $  (593,452)
                                   ==========    ===========
Income taxes                       $      800    $       800
                                   ==========    ===========
Net loss                           $ (684,920)   $  (610,665)
                                   ==========    ===========
Loss per share-basic and diluted   $    (0.08)   $     (0.08)
                                   ==========    ===========

YEAR ENDED MAY 31, 2006 COMPARED TO ELEVEN-MONTH PERIOD ENDED MAY 31, 2005

         The following discussion sets forth information for the year ended May 31, 2006, compared with the eleven-month period ended May 31, 2005. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-KSB.

REVENUES

Transaction Sales
-----------------

         During the year ended May 31, 2006, the Company had transaction sales of $304,414 compared to $315,493 for the eleven-month ended May 31, 2005. Gross profit from transaction sales for the year ended May 31, 2006 was $41,337, a decrease of $26,970 from $68,307 for the eleven-month period ended May 31, 2005. The gross profit margin from transaction sales for the year ended May 31, 2006 was 13.1%, compared to 21.7% for the eleven-month period ended May 31, 2005.
Management put a majority of its resources and manpower to its trade show development for 2006, which is the reason why the transaction sales declined for the year ended May 31, 2006, compared with the eleven month ended May 31, 2005. Even though transaction sales gross revenue declined, management will continue this business segment. The Company does not expect this net revenue percentage to grow, as its main focus is on trade show revenue.

Trade Shows
-----------

ASAP GLOBAL SOURCING SHOW
-------------------------

         The ASAP Global Sourcing Show segment derives revenue principally from the sale of exhibit space, sponsorship and conference attendance fees generated at its events. In 2006, approximately 95% of our trade show revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

         Trade show business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each fiscal year, largely due to the timing of the ASAP Global Sourcing shows held February and August each year. In 2006, approximately 64% of our tradeshow revenue was generated during the first quarter (August show) and approximately 36% during the third quarter (February show). Because event revenue is recognized when a particular event is held, we also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

         ASAP Global Sourcing Show revenues totaled $1,299,899 in the year ended May 31, 2006, compared to $1,427,439 for the eleven month period ended May 31, 2005, a decrease of $127,540 or 9% compared to the prior period. This decrease was due to a decrease in number of exhibitors compared to the prior period. Another reason for decreasing exhibitors is because of the Men's Apparel Guild in California's ("MAGIC") establishment of its Sourcing Zone, which is held at the same time as our shows. Management believes the competing show will make it difficult to have significant growth.


MATERIAL WORLD
--------------

         Material World revenues totaled $72,849 for the year ended May 31, 2006 as compared to $37,502 for the period ended May 31, 2005. Effective November 1, 2005, the Company is no longer associated with the Material World Global Pavillion and does not expect any additional revenues to be generated. The Company records the revenues earned from Material World as tradeshow revenue in its financial statements.

FASHION INTERNATIONAL TRADE SHOW


         Beginning in June 2006, the Company began Fashion International Trade Show "FITS". FITS is committed to launch international fashion, accessory and footwear brands into China - the fastest growing consumer market in the world.

         FITS provides the most cost effective way and "first entry" advantage by finding an experienced partner to act as a Master Licensee to overcome the complexity of the Chinese distribution system.

CHINA BUYING TRIPS
-----------------

         China Buying Trip revenues increased by $56,102 from $259,907 for the eleven months ended May 31, 2005 to $316,009 for the year ended May 31, 2006. Management is planning to establish semi-annual China Buying Trips, to South and South East Asia Countries, in May and November of each year.

OPERATING EXPENSES

         General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, exhibitors' promotion costs, and buying trip expenses. General and administrative expenses increased by $304,779 or 20% from $1,512,972 for the eleven month period ended May 31, 2005 to $1,818,751 in the year ended May 31, 2006. Such increase was primarily attributed to there only being eleven months of fiscal 2005 compared to twelve months in fiscal 2006. Also, the Company incurred approximately $194,000 of expenses related to the spin off of ASAP, as described in Item 1.

         Stock based compensation incurred in fiscal 2005 was due to the Company issuing 120,862 shares of common stock (on a post-Reverse Split basis) to certain employees and directors as a stock bonus, which was valued at $133,553 (based on the estimated fair value on the date of grant).

         Payroll and related benefit expense decreased by $96,230 or 16% to $513,463 for the year ended May 31, 2006 as compared to $609,693 for the eleven-month period ended May 31, 2005. Such a decrease was mainly due to our continued cost cutting efforts and lowering our headcount.

INTEREST EXPENSE

         Interest expense increased to $82,000 during the year ended May 31, 2006 from $14,205 for the eleven months ended May 31, 2005. This increase is related to increased borrowings on the line of credit from shareholders.

NET LOSS

         The net loss for the year ended May 31, 2006 increased by $206,852 or 62% to $684,920 from $478,068 for eleven-month period ended May 31, 2005. The increase is mainly due to a decrease of total revenue of approximately $47,000, and increase of operating expenses of approximately $92,000 and an increase of interest expenses of approximately $68,000.

         Net loss per share decreased from $0.06 per share for the eleven month period ended May 31, 2005 to $0.08 for the year ended May 31, 2006, due to an increase in number of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit improved to a deficit of $377,135 at May 31, 2006 from $880,583 at May 31, 2005, primarily due to the reclassification of the line-of-credit from shareholders and a decrease in accounts receivable. During the year ended May 31, 2006, the Company had average monthly general and administrative expenses of approximately $123,000, excluding ASAP show production costs of approximately $28,600 per month, as compared to $127,000 for eleven months ended May 31, 2005. During the next twelve months, the Company will focus on the ASAP Global Sourcing show, buying trips and FITS trade show business model to generate additional revenue. With the net revenue from the ASAP Global Sourcing show, buying trips and FITS trade show and continuing support from its major shareholders to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for another 12 months.

         The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, and certain members of his family, which expires on August 1, 2007, and provides for borrowings up to a maximum total of $1,100,000, as amended. The Line carries an interest rate of 10.0% per annum. The total balance as of May 31, 2006 was $838,475, including accrued and unpaid interest of $16,675.

         The  forecast  of the  period  of  time  through  which  the  Company's financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. The Company's actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement the Company's international electronic trading business and ASAP Show expansion.

         The Company has no commitments to make capital expenditures for the fiscal year ending May 31, 2007.

         Over the next two to five years, the Company plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

         The Report of the Company's Independent Registered Public Accounting Firm on our May 31, 2006 financial statements includes an explanatory paragraph stating that the Company has incurred recurring losses and has a working capital deficit of $377,135 at May 31, 2006, and that these factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, stock based compensation and the valuation of deferred taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition
-------------------

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 has been amended and replaced by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

         Net revenues include amounts earned under transaction sales, trade shows, buying trips, Material World and subscription fees.

Transaction Sales
-----------------

         Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers in 2005 and 2006, the Company acted as a principal, took title to all products sold upon shipment, and bore inventory risk for return products that the Company was not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

Trade Shows
-----------

         Trade shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company organizes two trade shows per year in February and August in Las Vegas.

Buying Trips
------------

         Buying trips generate revenue through the participating buyers ("Buyers") paying for the Company's assistance during the travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the oversea government's trade promotion agencies located in the various cities which were visited by the Buyers (we do not share any losses, if any). Buying Trip's revenue is recognized ratably during the period in which the event is conducted. Management is planning to conduct buying trips to China in May and to Southeast Asia countries in November each year.

Material World
--------------

         The Company shares Material World's foreign exhibitors' net exhibitors' fees income which are derived through Company introduction (we do not share in losses, if any). Material World's net revenue is recognized in the accounting period in which the event is conducted. Material World conducts two trade shows per year, i.e. April and September. Effective November 1 2005, the Company is no longer associated with Material World and does not expect any additional revenues to be generated.

Subscription Fees
-----------------

         The Company also recognizes revenue from monthly subscription fees. Subscriber fees represent revenue generated through one-time, non-refundable setup fees and monthly hosting fees. Subscription and subscriber fees are recognized as revenue after the services have been provided. Subscription fees were insignificant for fiscal 2006 and 2005.

DEFERRED TAX ASSET VALUATION

         The Company accounts for income taxes under Statement of Financial Accounting Standard ("SFAS") No. 109, "ACCOUNTING FOR INCOME Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.


NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transaction be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS
No.123, and supersedes APB 25. SFAS No.123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply Statement 123(R) as of the first interim period for the fiscal year ending May 31, 2007. The Company currently has no stock options outstanding and is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

         The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the footnotes to the Company's audited financial statements, note 1.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-KSB.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES
----------------------------------------------

         Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's May 31, 2006 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2006, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

Changes in Controls and Procedures
----------------------------------

         There were no significant changes made in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations On the Effectiveness of Internal Control
----------------------------------------------------

         Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM 8B. OTHER INFORMATION
--------------------------

         None.



PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

Each of the following persons is a director and executive officers of the Company as of May 31, 2006.

         NAME                 AGE        POSITIONS HELD WITH COMPANY
         ----                 ---        ---------------------------
         Charles Rice          63        Director since 2005

         Deborah Shamaley      47        Director since 2005

         James Vandeberg       62        Director since 2005

         Frank S. Yuan         57        Chairman of the Board since 2005;
                                         Chief Executive Officer since 2005

There are no family relationships among any of the directors and executive officers.

The following sets forth certain biographical information concerning each director and executive officer:

         CHARLES RICE. Charles Rice, Senior International and Domestic buyer, is retired from Sears Roebuck and Montgomery Ward. His 30 plus years of buying experience, reputation, contacts and product sourcing knowledge bring the Company tremendous benefits and a head start in the retail industry. Mr. Rice holds a B.S. degree in business and economics from the University of Delaware. Mr. Rice was a director of C-ME since 1996.

         DEBORAH SHAMALEY. Deborah Shamaley, a chain store and apparel-jobbing entrepreneur, has 20 years of retail and wholesale apparel experience. Mrs. Shamaley co-founded The Apparel Group ("TAG"). TAG imported and sold women's apparel wholesale to more than 1,800 retailers including Nordstrom's, J.C. Penney's, Sears, and Burlington Coat Factory. TAG also owned and operated a 23 apparel store-chain under the name $11.99 Puff. Ms. Shamaley sold the company in 1996. Mrs. Shamaley has also been involved in Shamaley Ford car dealership, one of the largest in El Paso, Texas since 1995. Ms. Shamaley was a director of C-ME since 1996.

         JAMES VANDEBERG. James Vandeberg has been an attorney in private practice specializing in corporate finance for the past 11 years. He brings more than 20 years of Corporate Counsel and Secretary experience to the Company. He has significant experience advising both internet and retail companies on securities, financings, mergers and acquisitions, and general corporate matters, including IPO's, SEC compliance, and investor relations' issues. His retail experience includes 14 years as Corporate Counsel and Secretary at the former Carter Hawley Hale Stores, a holding company for the multi-billion dollar department and specialty retail stores which operated under the names: The Broadway, Neiman Marcus, Contempo Casuals, Emporium, Weinstock's, Bergdorf Goodman, Holt Renfrew - Canada, Waldenbooks, John Wanamaker, Thalhimers, and Sunset House. In addition, Mr. Vandeberg serves on the board of directors for Information Highway.com, Inc. (OTC: BB IHWY), IAS Communications, Inc. (OTC: BB IASCA), and REGI US, Inc. (OTC: BB RGUS). He received his B.A. in accounting from the University of Washington and his J.D. from New York University. Mr. Vandeberg was a director of C-ME since 2001.

         FRANK S. YUAN. Combining decades of experience in the apparel, banking, real estate, insurance and computer industries, Frank Yuan has developed and started multiple new ventures in his 30 plus years as an immigrant in the United States. Before the Company, Mr. Yuan founded multi-million dollars of business in men's apparel private label & wholesale company, a "Knights of Round Table" sportswear line, a "Uniform Code" sweater line, and men's clothing retail store chain. Mr. Yuan also founded UNI-Fortune, a real-estate development company, and co-founded United National Bank, Evertrust Bank, Western Cities Title Insurance Company and Serv-American National Title Insurance. Mr. Yuan received a B.A. degree in economics from Fu-Jen Catholic University in Taiwan and a M.B.A. degree from Utah State University. Mr. Yuan was a director of C-ME since 1996.


                          BOARD MEETINGS AND COMMITTEES

         The Board of Directors has, as standing committees, an Executive Committee, a Compensation Committee and an Audit Committee. During the fiscal year ended May 31, 2006, the Board of Directors held one regular meeting and four special meetings. All directors attended 80% or more of the total meetings of the Board and committees of the Board on which they served.

         The Executive Committee consists of Frank Yuan, Charles Rice and Deborah Shamaley. The Executive Committee has authority to take any action other than appointment of auditors, election and removal of directors and appointment of officers, which can be taken only by the entire Board. During the fiscal year ended May 31, 2006, the Executive Committee held one meeting.

         The Compensation Committee consists of Deborah Shamaley, Frank Yuan and Charles Rice. The principal functions of the Compensation Committee are to establish the compensation of executive officers, review management organization and development, review significant employee benefit programs and administer the Company's Stock Option Plans. The Compensation Committee held one meeting during the fiscal year ended May 31, 2006.

AUDIT COMMITTEE REPORT

         The Audit Committee held two meetings during fiscal year 2006. The financial statements of the Company for fiscal year ended May 31, 2006, have been audited by Corbin and Company, LLP as the Company's independent registered public accounting firm.

         The Company does not have a Nominations Committee. The Board of Directors, as a whole, identifies and screens candidates for membership on the Company's Board.

         The Audit Committee selects our independent registered public accounting firm, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, reviews our financial statements for each quarterly period and reviews and evaluates our internal control functions. The Audit Committee was established by the directors on May 16, 2005. Charles Rice serves as the Audit Committee Chairman. Mr. Rice is an independent audit committee member according to the definition used by NASDAQ for audit committee independence, and is an audit committee qualified financial expert. James Vandeberg and Deborah Shamaley are other members of the audit committee.

         Directors and officers of the Company are required by Section 16 of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, for the period June 1, 2005 to May 31, 2006, all reports were filed on a timely basis.

CODE OF ETHICS

         For the period ended May 31, 2006, the Company did not have formal written values and ethical standards. However, the Company's management does communicate values and ethical standards during company wide meetings.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended May 31, 2006 and 2005, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $100,000 during the fiscal years-ended May 31, 2006 and 2005. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

         The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended May 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                        Long Term Compensation
                                                                        ----------------------------------------------------

                           Annual Compensation                          Awards                    Payouts
------------------------   ------------------------------------------   -----------------------   --------------------------
Name                                                  Other                          Securities
and                                                   Annual            Restricted   Underlying
Principal                                             Compensation      Stock        Options/     LTIP          All Other
Position        Year       Salary ($)    Bonus ($)    ($)               Award(s)     SARs (#)     Payouts ($)   Compensation
-------------   --------   -----------   ----------   ---------------   ----------   ----------   -----------   ------------
Yuan, Frank     2006       $150,000      $ -          $ -               $ -              N/A      $ -           $ -
(CEO)           2005       $137,500      $ -          $ -               $42,943 (1)       -       $ -


(1) value of stock bonus consisting of 38,862 shares of our common stock.

COMPENSATION OF DIRECTORS
-------------------------

         All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth as of September 8, 2006 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares;
(ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: 4349 Baldwin Ave., Unit A, El Monte, and CA. 91731. As of September 8, 2006, there were 8,626,480 shares of the Company's common stock issued and outstanding.


                             PRINCIPAL STOCKHOLDERS
---------------------------------------------------------------------------------------
                                            AMOUNT AND NATURE OF   PERCENTAGE OF COMMON
NAME                                          BENEFICIAL OWNER      SHARES OUTSTANDING
---------------------------------------------------------------------------------------
(I) DIRECTORS AND EXECUTIVE OFFICERS
---------------------------------------------------------------------------------------
Frank S. Yuan - CEO and Chairman                  2,901,311              33.63%
---------------------------------------------------------------------------------------
Deborah Shamaley, Director                          427,508               4.96%
---------------------------------------------------------------------------------------
Charles Rice, Director                              187,500               2.17%
---------------------------------------------------------------------------------------
James Vandeberg, Director                            85,000               0.99%
---------------------------------------------------------------------------------------
Luz Jimenez - Controller                             66,003               0.76%
---------------------------------------------------------------------------------------
(II) ALL DIRECTORS AND OFFICERS AS A GROUP        3,667,322              42.51%
---------------------------------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company had a revolving line of credit totaling $1.1 million with Frank Yuan and certain members of his family. The line of credit bears interest at 10% per annum and expires on August 1, 2007, as amended. During fiscal 2006 and 2005, the Company incurred interest expense totaling $82,000 and $14,205 in connection with the Line. At July 31, 2006, the balance of the Line was $474,000, including $23,100 of accrued interest.

ITEM 13. EXHIBITS

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

3.1*              Articles of Incorporation

3.2*              Bylaws

10.1*             Amended and  Restated  Securities  Purchase  Agreement,  dated
                  August 25, 2005

10.2*             Transfer and Assumption Agreement dated as of May 31, 2006

10.3*             Promissory Note from the Company to Frank Yuan

10.4              Promissory Note from the Company to Vicky Yuan, Frank Yuan and
                  Jerome Yuan

31.1              Rule 13a-14(a)  Certification of Chief Executive  Officer

31.2              Rule 13a-14(a) Certification of Chief Financial Officer

32.1              Section 1350 Certification of Chief Executive Officer

32.2              Section 1350 Certification of Chief Financial Officer

* Filed as an exhibit to the Company's Form 10-SB, as amended,and incorporated herein by reference.





ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered                        2006       2005
-------------------------                        ----       ----
Audit Fees                                     $ 38,000    $ 39,000
Audit-Related Fees                             $ 10,900    $ 14,900
Tax Fees                                       $      0    $      0
All Other Fees                                 $      0    $      0

         Audit related services include fees incurred during the period ended May 31, 2006 and 2005 related to the Company's distribution of the ASAP shares.

Pre-approval Policies and Procedures
------------------------------------

         The Audit Committee has sole authority to approve any audit and significant non-audit services to be performed by its independent accountants. Such approval is required prior to the related services being performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      CYBER MERCHANTS EXCHANGE, INC.

      By:  /s/ Frank S. Yuan
           ---------------------------------------
           Frank S. Yuan
           Chief Executive Officer and Director

      Date: September 13, 2006
            --------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By:  /s/ Frank S. Yuan                            Date: September 13, 2006
           ----------------------------------------           ------------------
           Frank S. Yuan
           Chief Executive Officer and Director

      By:  /s/ Charles Rice                             Date: September 13, 2006
           ----------------------------------------           ------------------
           Charles Rice
           Director

      By:  /s/ Deborah Shamaley                         Date: September 13, 2006
           ----------------------------------------           ------------------
           Deborah Shamaley
           Director

      By:  /s/ James Vandeberg                          Date: September 13, 2006
           ----------------------------------------           ------------------
           James Vandeberg
           Director

                                 ASAP SHOW, INC.



Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements

         Balance Sheet as of May 31, 2006                                    F-2

         Statements of Operations for the year ended
         May 31, 2006 and eleven-month period ended May 31,2005              F-3

         Statements of Shareholders' Deficit for the year
         ended May 31, 2006 and eleven-month period ended May 31, 2005       F-4

         Statements of Cash Flows for the year ended
         May 31, 2006 and eleven-month period ended May 31, 2005             F-5

         Notes to Financial Statements                                       F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS
ASAP SHOW, INC.

We have  audited  the  accompanying  balance  sheet  of  ASAP  Show,  Inc.  (the
"Company") as of May 31, 2006, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended and the eleven-month period ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASAP Show, Inc. as of May 31, 2006, and the results of its operations and its cash flows for the year then ended and the eleven-month period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, and has a working capital deficit of $377,135 and a shareholders' deficit of $15,314,136 at May 31, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Corbin & Company, LLP
Irvine, CA
August 22, 2006

                                 ASAP Show, INC.
                                  BALANCE SHEET
                                  MAY 31, 2006

ASSETS

Current assets:
   Cash                                                           $     71,092
   Accounts receivable                                                  25,160
   Prepaid expenses                                                      2,658
                                                                  ------------
Total current assets                                                    98,910

   Other assets                                                          9,800
                                                                  ------------

Total assets                                                      $    108,710
                                                                  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                          $    354,610
   Deferred revenue                                                    121,435
                                                                  ------------
   Total current liabilities                                           476,045
                                                                  ------------

Line of credit, shareholders                                           821,800

Commitments and contingencies

Shareholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares
     authorized; 8,626,480 shares issued and outstanding                 8,626
   Capital contribution receivable                                     (50,000)
   Additional paid-in capital                                       14,166,375
   Accumulated deficit                                             (15,314,136)
                                                                  ------------

Total shareholders' deficit                                         (1,189,135)
                                                                  ------------

Total liabilities and shareholders' deficit                       $    108,710
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                         ASAP SHOW, INC.

                      STATEMENTS OF OPERATIONS
   FOR THE YEAR ENDED MAY 31, 2006 AND ELEVEN-MONTHS ENDED MAY 31, 2005

                                                      2006           2005
                                                  -----------    -----------
Revenues:
   Transaction apparel sales                      $   304,414    $   315,493
   Tradeshow revenue                                1,372,748      1,464,941
   Buying trip                                        316,009        259,907
                                                  -----------    -----------

     Total revenues                                 1,993,171      2,040,341
                                                  -----------    -----------

Operating expenses:
   Cost of transaction sales                          263,077        247,186
   General and administrative                       1,818,751      1,512,972
   Payroll and related benefits                       513,463        609,693
   Stock-based compensation                                --        133,553
                                                  -----------    -----------
Total operating expenses                            2,595,291      2,503,404
                                                  -----------    -----------
Loss from operations                                 (602,120)      (463,063)

Interest expense                                       82,000         14,205
                                                  -----------    -----------
Loss before income taxes                             (684,120)      (477,268)

Income taxes                                              800            800
                                                  -----------    -----------
Net loss                                          $  (684,920)   $  (478,068)
                                                  ===========    ===========
Basic and diluted net loss available to common
   shareholders per share                         $     (0.08)   $     (0.06)
                                                  ===========    ===========
Weighted-average number of common shares
   outstanding, basic and diluted                   8,626,480      7,602,220
                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 ASAP SHOW, INC.

                       STATEMENTS OF SHAREHOLDERS' DEFICIT
      FOR THE YEAR ENDED MAY 31, 2006 AND ELEVEN MONTHS ENDED MAY 31, 2005



                               Common Stock                    Capital          Additional                          Total
                               ---------------------------     Contribution     Paid-In          Accumulated        Shareholders'
                               Shares          Amount          Receivable       Capital          Deficit            Deficit
                               ------------    ------------    -------------    -------------    --------------     --------------
Balance, June 30, 2004           7,599,153     $     7,599     $         --     $ 13,618,849     $ (14,151,148)     $    (524,700)

Issuance of common stock as
Compensation                     1,027,327           1,027               --          132,526                --            133,553

Net loss                                --              --               --               --          (478,068)          (478,068)
                               ------------    ------------    -------------    -------------    --------------     --------------

Balance, May 31, 2005            8,626,480           8,626               --       13,751,375       (14,629,216)          (869,215)

Capital contribution
from reverse spin-off
reorganization                          --              --          (50,000)         415,000                --            365,000

Net loss                                --              --               --               --          (684,920)          (684,920)
                               ------------    ------------    -------------    -------------    --------------     --------------

Balance, May 31, 2006            8,626,480     $     8,626     $    (50,000)    $ 14,166,375     $ (15,314,136)     $  (1,189,135)
                               ============    ============    =============    =============    ==============     ==============




   The accompanying notes are an integral part of these financial statements.

                                 ASAP SHOW, INC.

                            STATEMENTS OF CASH FLOWS
         FOR THE YEAR ENDED MAY 31, 2006 AND ELEVEN-MONTHS ENDED MAY 31, 2005


                                                                    2006         2005
                                                                  ---------    ---------
Cash flows from operating activities:

    Net loss                                                      $(684,920)   $(478,068)
    Adjustments to reconcile net loss to net cash  used in
        operating activities:
            Estimated fair value of common stock issued as
            compensation                                               --        133,553
            Changes in operating assets and liabilities:

                Accounts receivable                                  75,733      (84,831)
                Prepaid expenses                                     62,096         --
                Other assets                                          1,568       (6,333)
                Accounts payable and accrued expenses               (79,493)     213,333
                Deferred revenue                                    (65,558)      22,248
                                                                  ---------    ---------

Net cash used in operating activities                              (690,574)    (200,098)
                                                                  ---------    ---------

Cash flows from financing activities:

    Proceeds from capital contribution                              365,000         --
    Repayment of loan payable                                      (100,000)     100,000
    Advances from  line of credit, shareholders                     958,800      495,000
    Repayments on line of credit, shareholders                     (532,000)    (352,000)
                                                                  ---------    ---------

Net cash provided by financing activities                           691,800      243,000
                                                                  ---------    ---------

Net increase in cash                                                  1,226       42,902

Cash, beginning of period                                            69,866       26,964
                                                                  ---------    ---------

Cash, end of period                                               $  71,092    $  69,866
                                                                  =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the period


        Interest                                                  $  77,948    $   3,196
                                                                  =========    =========
        Income taxes                                              $     800    $     800
                                                                  =========    =========

 Supplemental schedule of non-cash
investing and financing activities:

     Capital contribution receivable                              $  50,000    $    --
                                                                  =========    =========



   The accompanying notes are an integral part of these financial statements.

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         ASAP Show, Inc. ("ASAP" or the "Company") was incorporated in December 2004 under the laws of the State of Nevada.

         ASAP's value to global suppliers and buyers in the manufacturing, wholesaling and retailing clothing business lies in its capabilities as an intermediary for the industry. The Company believes it has built a foundation to meet today's ever-changing international trading landscape.

         The Apparel Sourcing Association Pavilion Trade Show ("ASAP Show") is the core business of the Company. ASAP Show is a global apparel and textile sourcing show that brings leading manufacturers from around the world to one venue to meet, greet and sell to buyers. The ASAP Show is held twice a year in Las Vegas, Nevada.

         Effective for fiscal 2005, the Company changed its fiscal year end from June 30 to May 31. The following table presents information for the year ended May 31, 2006 and the twelve months ended May 31, 2005:

                                      2006            2005
                                   ----------    ----------
                                                  (UNAUDITED)

Revenues, net                      $1,993,171    $2,057,831
                                   ==========    ==========
Loss from operations               $ (602,120)   $ (593,452)
                                   ==========    ==========
Income taxes                       $      800    $      800
                                   ==========    ==========
Net loss                           $ (684,920)   $ (610,665)
                                   ==========    ==========
Loss per share-basic and diluted   $    (0.08)   $    (0.08)
                                   ==========    ==========

REORGANIZATION

         Cyber Merchants Exchange, Inc. ("C-ME") formed ASAP in December 2004 as a wholly owned subsidiary. On May 16, 2005, the shareholders approved a reorganization of C-ME (the "Reorganization"), summarized as follows:

         1. C-ME entered into an amended and restated Securities Purchase Agreement ("SPA") with KI Equity Partners II, LLC ("KI Equity") effective as of August 25, 2005;

         2. C-ME issued a stock bonus to current shareholders of 1,027,327 shares of the Company's common stock, on a post-reverse split basis, effective May 31, 2005 (the "Stock Bonus");

         3. C-ME  transferred  of  all  of  the  assets  and   liabilities  (the
         "Transfer") to the Company, a wholly owned subsidiary of C-ME effective May 31, 2005 pursuant to a

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Transfer and Assumption Agreement ("Transfer Agreement");

         4. On August 25, 2005, C-ME distributed 8,626,480 shares of common stock of the Company, representing all of the outstanding shares of the Company, to C-ME's shareholders of record on August 18, 2005 on a pro rata basis (the "Distribution"); and

         5. The sale of 7,104,160 shares of common stock of C-ME to KI Equity for $415,000 (the "Investment").

See Note 2 for further details of the Reorganization.


GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing operations.

         At May 31, 2006, the Company has an accumulated deficit of approximately $15,314,000, negative working capital of approximately $377,000 and a lack of profitable operating history. The Company hopes to increase revenues from its trade shows and buying trips. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

         The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services and its ability to obtain new customers/exhibitors in order to achieve levels of revenues adequate to support the Company's current and future cost structure, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

         The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, valuation of stock based compensation and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

         The Company  operates in a highly  competitive  trade show  environment that is subject to government regulation and rapid change. The Company's operations are subject to significant risk and uncertainties including financial, operational and other risks associated with the business, including the potential risk of business failure.


CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

         Certain financial instruments, principally accounts receivable, potentially subject the Company to credit risks. The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company maintains an allowance for doubtful receivables and sales returns based upon factors surrounding the credit risk of specific customers, historical trends and the Company's estimate of future product returns. As of the balance sheet date, no allowance is required nor provided against these receivables, which are deemed to be collectible in the normal course of business. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

         There were no significant sales concentrations for fiscal 2006 or 2005 nor accounts receivable concentrations at May 31, 2006.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment was calculated on the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements were amortized over the shorter of the amortized useful lives or the lease term.

         Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Property and equipment is fully depreciated at May 31, 2006.

REVENUE RECOGNITION

         In December 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. SAB 101 has been amended and replaced by SAB 104. Management believes the Company's revenue recognition policies conform to SAB 104.

         Revenues include amounts earned under transaction sales, trade shows, Buying Trips and Material World.

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transaction Sales
-----------------

         Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes revenues from product transaction sales when title to the product passes to the customer. For all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

Trade Shows
-----------

         Trade Shows generate revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company organizes two trade shows per year in February and August in Las Vegas.

Buying Trips
------------

         Buying Trips generate revenue through the participating buyers ("Buyers") paying for the Company's assistance during the travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the overseas government's trade promotion agencies located in the various cities which were visited by the Buyers (i.e. the Company does not share any losses, if any). The Buying Trip's revenue is recognized ratably during the period in which the event is conducted. Management is planning to conduct buying trips to China in May and to Southeast Asia countries in November each year.

Material World
--------------

         The Company shares Material World's foreign exhibitors' net exhibitors fees income which are derived through Company introduction. Material World's net revenue is recognized in the accounting period in which the event is conducted. Material World conducts two trade shows per year, i.e. April and September. Effective, November 1, 2005, the Company terminated its agreement with Material World and does not expect any additional revenues to be generated.


Income Taxes
------------

         The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Loss Per Share
--------------

         Under SFAS No. 128, "Earnings per Share," basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value
----------

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's cash, accounts receivable, accounts payable, accrued expenses, deferred revenues and line of credit, shareholders approximate their fair values due to the short-term maturities of those financial instruments.

Advertising
-----------

         The Company expenses the cost of advertising when incurred as general and administrative expenses. Advertising expenses were approximately $178,000 and $154,900 for fiscal 2006 and 2005, respectively. Advertising costs consist primarily of costs associated with the promotion of ASAP Global Sourcing Show awareness.

Segments of an Enterprise and Related Information
-------------------------------------------------

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" dictates the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 8).


Recent Accounting Pronouncements
--------------------------------

         At May 31, 2005, C-ME had cancelled each of its three stock-based employee compensation plans (see Note 2). During the fiscal period ended May 31, 2005, no stock option-based compensation expense was recognized in the accompanying statements of operations for options issued to employees below market value pursuant to APB No. 25. No other stock option-based employee compensation cost is reflected in the 2005 consolidated statement of operations, as all other options granted in 2005 under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the dates of grant.

         The following table illustrates the effect on net loss and loss per share if C-ME had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 to stock-based employee compensation:



                                               Eleven Month
                                               Period ended
                                                 05/31/05
                                               -----------
Net loss, as reported                          $  (478,068)
    Deduct: total stock-based employee
    compensation expense determined under
    fair value based method for all awards         (67,000)
                                               -----------
    Pro-forma net loss                         $  (545,068)
                                               ===========
Basic and diluted net loss per share:

    As reported                                $     (0.06)
                                               ===========

    Pro-forma                                  $     (0.07)
                                               ===========


         As of May 31, 2006, the Company has not issued any share-based payments to its employees.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004 ), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of June 1, 2006.

         SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company will adopt SFAS No. 123(R) using the modified prospective application in June 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.


         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public
Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future financial statements.

NOTE 2 - REORGANIZATION

Securities Purchase Agreement
-----------------------------

         On November 19, 2004 C-ME entered into the SPA with Keating Reverse Merger Fund, LLC ("KRM Fund") and Frank Yuan, the current Chairman of the Board and Chief Executive Officer of C-ME ("Yuan") providing for the investment by KRM Fund of $425,000 (the "Investment") in C-ME in exchange for 7,000,000 shares of C-ME's common stock. The SPA was amended and restated effective August 25, 2005 to, among other things, change the Investment to $415,000, change the number of shares to be purchased to 7,104,160, and substitute KI Equity for KRM Fund. The Investment by KI Equity will be used satisfy certain liabilities assumed by the Company with any remaining funds being used to provide the Company with working capital to grow its trade show business. The Reorganization will allow the shareholders of C-ME to participate in the growth of the trade show business through the spin-off of the Company, which owns and operates the trade show business (see below). Following the Reorganization and spin off of the Company, C-ME was majority owned by KI Equity and sought a business combination with an operating company.


Stock Bonus
-----------

         C-ME issued 1,027,327 shares to certain key employees and directors of C-ME effective May 31, 2005. The Stock Bonus was not subject to shareholder approval. The individuals receiving the Stock Bonus previously had stock options in C-ME which were cancelled as part of the Stock Bonus and Reorganization. In addition, C-ME terminated all of its stock option plans, and all outstanding stock options were cancelled. In addition, the employees have not received any significant pay increases in recent years. Directors have never been paid fees for services on the Board. The intent of the issuance of the Stock Bonus was to partially compensate these individuals for their significant contributions to C-ME since employees did not receive any significant pay increases in recent years and outside directors were never paid for services on the Board.

Asap Show, Inc.
---------------

         C-ME formed ASAP on December 1, 2004 as a wholly owned subsidiary. The officers and directors of the Company are the former officers and directors of C-ME.

         As a further condition of the Investment, C-ME and the Company entered into the Transfer Agreement effective May 31, 2005 whereby all of the assets of C-ME were transferred to the Company and all liabilities, obligations and contracts of C-ME (known and unknown, fixed or contingent or otherwise) were assumed by the Company ("Assumed Liabilities"). In exchange C-ME received 8,626,480 shares of the Company's common stock. The Company and Frank Yuan have agreed to indemnify and hold C-ME harmless from any loss, costs or damages incurred by the Company with respect to the Assumed Liabilities ("Indemnity Claims"). As a condition of the Investment, C-ME must have no liabilities, obligations, debts, contracts or agreements of any kind or nature.

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005


NOTE 2 - REORGANIZATION (CONTINUED)

         Since the transfer, the Company continues to focus on operating the trade show business previously operated by C-ME. The Investment contemplated as part of the Reorganization was used to pay the liabilities of C-ME that were assumed by the Company under the Transfer Agreement. The Company will continue to operate its trade show twice a year in Las Vegas, four shows in China. As part of the Transfer Agreement, ASAP has assumed a revolving $1,100 line of credit from Frank Yuan and certain family members (the "Yuan Line of Credit"), as amended. Frank Yuan and certain family members consented to the assumption of the Yuan Line of Credit and released C-ME from any and all liabilities thereunder. As of May 31, 2006, the Yuan Line of Credit has an outstanding balance of $838,475, including interest of $16,675, bears interest at 10% per annum, and expires on August 1, 2007.


Distribution
------------

         On or about August 25, 2005, C-ME distributed the 8,626,480 shares of ASAP to the U.S. Stock Transfer Corporation as depository agent for ASAP's shareholders. The ASAP shares were held by the depository agent until the Company's Form 10-SB became effective on March 27, 2006.

         At that time, the certificates representing ASAP shares were disbursed by the depository agent to ASAP's shareholders. Following disbursement of the ASAP shares, ASAP filed a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of ASAP on the OTC BB, which is "ASHI." The ASAP shares distributed as part of the Distribution are freely tradable, subject to certain restrictions applicable to insiders and affiliates.

The distribution was taxable to the shareholders.

Investment
-----------

         The closing of the transactions contemplated by the SPA and the Investment occured after the Distribution. Pursuant to the Investment, C-ME issued 7,104,160 shares of common stock to KI Equity for $415,000. The proceeds of the Investment were used to satisfy liabilities that were assumed by ASAP as part of the Transfer and any other liabilities of C-ME, which will be applied to all third party liabilities which existed at May 31, 2005 and all remaining funds being transferred to ASAP, less $50,000 which C-ME is holding in reserve pending the outcome of the preference claim in connection with transactions with Factory 2-U (see Note 7).

Accounting Treatment
--------------------

         The Company accounted for the Reorganization as a reverse spinoff in accordance with the Emerging Issues Task Force Issue No. ("EITF") 02-11, "ACCOUNTING FOR REVERSE SPINOFFS." In a reverse spinoff, the legal spinnee
(ASAP) is treated as though it were the spinnor for accounting purposes. Reverse spinoff accounting is appropriate as the treatment of the legal spinnee as the accounting spinnor results in the most accurate depiction of the substance of the transaction for shareholders and other users of the financials statements. Under this treatment, the historical financial statements of the Company are the historical financial statements of ASAP. In making its determination, the Company considered the following indicators, among others:

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

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005


NOTE 3 - AGREEMENT WITH CIT

         On October 19, 2000, the Company and CIT Commercial Services ("CIT") entered into a factoring agreement. Under the agreement, the Company sells and assigns to CIT certain accounts receivable, as defined, arising from transaction sales. CIT assumes the credit risk on a non-recourse basis on each account approved. For each sales transaction assigned to CIT for collection, CIT charges 1.5% of the assigned invoice value as their factoring fee. The amount of factoring fees incurred by the Company during fiscal 2005 were insignificant.
Effective September 2005, CIT and the Company cancelled the factoring and commission agreement by mutual consent and released each other's responsibilities and liabilities thereunder.


NOTE 4 - LINE-OF-CREDIT FROM SHAREHOLDER AND LOAN PAYABLE

         In February 2005, the Company borrowed $100,000 for working capital purposes from a related party. The note was non-interest bearing and was paid in full in June 2005.

         The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain family members which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,100,000, as amended. The Line carries an interest rate of 10.0% per annum. The balance as of May 31, 2006 was $838,475, including accrued and unpaid interest of $16,675.

         During fiscal 2006 and 2005, the Company incurred interest totaling $82,000 and $14,205 in connection with the Line. At July 31, 2006, the balance of the Line was $474,100, including $23,100 of accrued interest.


NOTE 5 - INCOME TAXES

         Income tax expense for the year ended May 31, 2006 and eleven-month period ended May 31, 2005 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

                                                     2006         2005
                                                  ---------   -----------
Computed "expected" tax benefit                   $(233,000)  $  (162,000)

Adjustment in income taxes resulting from:
    Change in valuation allowance                   326,000            -
    Deferred revenue                                (22,000)           -
    State and local income taxes, net of
       federal effect                               (40,000)           -
    Tax attributes of C-ME not
       retained by the Company                           -        162,800
    Other                                           (30,200)           -
                                                  ---------   -----------

                                                  $     800   $       800
                                                  =========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2006 are presented below:

Deferred tax assets:
    Net operating loss carry forwards                         $   273,000
    Other                                                          53,000
                                                              -----------
                                                                  326,000

    Less valuation allowance                                     (326,000)
                                                              -----------
    Net deferred tax assets                                   $        --
                                                              ===========

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 5 - INCOME TAXES (CONTINUED)

         In connection with the Reorganization, the tax attributes associated with C-ME have not been retained by the Company.

         As of May 31, 2006, the Company had Federal and state net tax operating loss carry forwards of approximately $684,000 available to offset future taxable income, respectively. The carry forwards expire in varying amounts through 2026.

NOTE 6 - SHAREHOLDERS' DEFICIT

Common Stock
------------

         As described in Note 2, in May 2005, C-ME declared a Stock Bonus of 1,027,327 shares of common stock (on a post-reverse split basis) to certain key employees and directors of C-ME, which were valued at $133,553 (based on the estimated fair value of the common stock on the effective date of grant). The Stock Bonus was issued to the employees and directors on July 7, 2005, effective May 31, 2005.

Options and Warrants
--------------------

         The Company does not have a stock option plan or any options or warrants issued and outstanding as of May 31, 2006.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

         The Company leases office space under a non-cancelable operating lease agreement. The lease provides for monthly lease payments approximating $4,990 and expires on June 30, 2007. Future minimum lease payments under non-cancelable operating leases as of May 31, 2006 approximate the following:

Year Ending May 31,
-------------------
      2007                      $ 60,000
      2008                      $  5,000

         Rent expense for the year ended May 31, 2006 and the eleven-month period ended May 31, 2005 was approximately $60,000 and $65,000, respectively.

Litigation
----------

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

                                 ASAP SHOW, INC.

                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company intends to pursue its Complaint for damages against Defendants and to vigorously defend the Cross-Complaint brought by Defendants. The Company believes that it has no obligations to make any payments to Defendants and has meritorious defenses to all of Defendants' allegations. However, if the Company does not prevail and the Court awards any significant damage award to Defendants, this would have a material adverse effect on the Company.

         On March 7, 2006, a complaint was filed against C-ME in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from C-ME $91,572 in alleged preferential transfers made to C-ME by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. C-ME intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

         To the extent C-ME incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, C-ME believes it may recover such losses, costs and damages from Frank Yuan and the Company pursuant to the indemnification provisions under the Transfer Agreement. C-ME has informed Frank Yuan and the Company that it intends to seek indemnification from them with respect to the preference claim. Further, C-ME has informed Frank Yuan and the Company that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by C-ME until this preference claim is resolved to satisfy any potential indemnity claims.

         Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


NOTE 8 - BUSINESS SEGMENTS

         Reportable business segments as of and for the year ended May 31, 2006 and for the eleven-month period ending May 31, 2005 were as follows:

--------------------------------------------------------------------------------
                                                       2006            2005
                                                   -----------     -----------

Revenues:
     Transaction sales                             $   304,414     $   315,493
     Trade shows                                     1,372,748       1,464,941
     Buying trips                                      316,009         259,907
                                                   -----------     -----------
                                                   $ 1,993,171     $ 2,040,341
                                                   ===========     ===========
Income (loss) from operations:
     Transaction sales                             $    41,337     $  (263,194)
     Trade shows                                      (640,173)       (416,966)
     Buying trips                                      191,113         217,097
     Corporate                                        (194,397)             -
                                                   -----------     -----------
                                                   $  (602,120)    $  (463,063)
                                                   ===========     ===========
Identifiable assets:
     Transaction sales                             $        --
     Trade shows                                        98,230
     Buying trips                                       10,480
                                                   -----------
                                                   $   108,710
                                                   ===========

         Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during the year ended May 31, 2006 and eleven month period ended May 31, 2005. There were no significant capital expenditures during fiscal 2006 or 2005.

         There was no significant concentration on net segment sales for the year ended May 31, 2006 and eleven months ended May 31, 2005.

         Trade Show revenue relates to the Company's Las Vegas, Nevada, China, and commission earned from promoting Material World shows.