Form 10QSB
period 2006-08-31
ASAP SHOW, INC.
filed 2006-10-16
CIK 1339854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006

[ ] Transition  report under section 13 or 15(d) of the Securities  Exchange Act
of 1934 for the transition period from             to
                                       ----------      ----------

Commission file number    001-51554
                       ---------------



                                 ASAP SHOW, INC.
                              -------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                      20-2934409
            --------                                    ------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


4349 Baldwin Ave., Unit A, El Monte, CA                              91731
----------------------------------------                             ------
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

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2006: 8,701,480 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of August 31, 2006 (Unaudited).............3

         Condensed Statements of Operations for the Three Months Ended
         August 31, 2006 and 2005 (Unaudited)..................................4

         Condensed Statements of Cash Flows for the Three Months Ended
         August 31, 2006 and 2005 (Unaudited)..................................5

         Notes to Condensed Financial Statements (Unaudited)...................6

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17

     ITEM 5.  OTHER INFORMATION...............................................17

     ITEM 6.  EXHIBITS .......................................................17

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                   August 31,
                                      2006
ASSETS


Current assets:
   Cash                                                            $     61,548
   Accounts receivable                                                   49,376
   Prepaid expenses                                                       2,193
                                                                   ------------
                                                                        113,117
Total current assets

Other assets                                                              9,800
                                                                   ------------

Total assets
                                                                   $    122,917
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                           $    547,902
   Line-of-credit, stockholder                                          785,848
                                                                   ------------
   Total current liabilities                                          1,333,750
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares
     authorized; 8,701,480 shares issued and outstanding                  8,701
   Capital Contribution Receivable                                      (50,000)
   Additional paid-in capital                                        14,174,550
   Accumulated deficit                                              (15,344,084)
                                                                   ------------

Total stockholders' deficit                                          (1,210,833)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    122,917
                                                                   ============


            See accompanying notes to condensed financial statements

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended
                                                              August 31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $  178,403   $  120,719
   Tradeshow                                              750,549      720,115
   Buying trip                                                 --      171,832
                                                       ----------   ----------

Revenues                                                  928,952    1,012,666
                                                       ----------   ----------

Operating expenses:
   Cost of transaction sales                              162,646       97,916
   General and administrative                             680,016      834,136
   Payroll and related                                     95,361      176,590
                                                       ----------   ----------

Total operating expenses                                  938,023    1,108,642
                                                       ----------   ----------

Loss from operations                                       (9,071)     (95,976)

Interest expense                                           20,077       26,394
                                                       ----------   ----------

Loss before income taxes                                  (29,148)    (122,370)

Income taxes                                                  800          800
                                                       ----------   ----------

Net loss                                               $ ( 29,948)  $ (123,170)
                                                       ----------   ----------

Net loss per share available to common stockholders
   Basic and diluted                                   $       --   $    (0.01)
                                                       ----------   ----------

Weighted-average number of common shares outstanding
   Basic and diluted                                    8,630,601    8,626,480
                                                       ----------   ----------



           See accompanying notes to condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                       August 31,
                                                                  ----------------------
                                                                     2006        2005
                                                                  ---------    ---------
                                                                 (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss                                                       $ (29,948)   $(123,170)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Estimate fair value of common stock issued for
      services rendered                                               8,250           --
     Changes in operating assets and liabilities:
        Accounts receivable                                         (24,216)       4,205
        Prepaid expenses                                                465       62,287
        Other assets                                                     --        1,568
        Accounts payable and accrued expenses                       193,292      216,924
        Deferred revenues                                          (121,435)    (186,993)
                                                                  ---------    ---------

Net cash provided by (used in) operating activities                  26,408      (25,179)
                                                                  ---------    ---------
Cash flows from financing activities:
   Repayment of loan payable                                             --     (100,000)
   Proceeds from borrowings on line-of-credit
    from stockholder                                                281,048      250,000
   Repayments of borrowings on line-of-credit
    from stockholder                                               (317,000)    (100,000)
                                                                  ---------    ---------

Net cash (used in) provided by financing activities                 (35,952)      50,000
                                                                  ---------    ---------

Net (decrease) increase in cash                                      (9,544)      24,821

Cash, beginning of period                                            71,092       69,866
                                                                  ---------    ---------

Cash, end of period                                               $  61,548    $  94,687
                                                                  =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for
      Interest                                                    $  24,030    $  29,839
      Income taxes                                                      800          800


            See accompanying notes to condensed financial statements


                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

At August 31, 2006, the Company has accumulated deficit of $15,344,084, negative working capital of $1,220,633 and a lack of profitable operational history. The Company hopes to continue to increase revenues from the continued growth of their trade show segment. In the absence of a significant increase in revenues, the Company intends to fund operations through additional debt and equity financing arrangements, including continued support from its majority shareholder (see Note 3). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $600,000 in cash to fund operations through August 31, 2007, based on approximately $600,000 loss from operations for the fiscal year ended May 31, 2006. Management also believes that such a fund requirement can be reduced by its cost reduction plan and the estimated growth of revenues from tradeshows and buying trips of approximately $300,000. Management intends to fund requirement with unused portion of the line of credit from shareholders. As of August 31, 2006, the Company had approximately $291,000 available to borrow under the line of credit from shareholders.

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

Revenues include amounts earned under transaction sales, trade shows, and buying trips.

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

Buying Trips
------------

Buying trips generate revenue through the participating buyers ("Buyers") paying for the Company's assistance during the travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the oversea government's trade promotion agencies located in the various cities which were visited by the Buyers (i.e. the Company does not share any losses, if any). The Buying Trip's revenue is recognized ratably during the period in which the event is conducted. Management is planning to conduct annual buying trips to China in May and Southeast Asia Countries in November.

Fashion International Trade Show ("FITS")
-----------------------------------------

FITS is a brand new licensing trade show to be held in China. FITS intends to bring International Fashion Brands into the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know how - such as Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The first FITS was held in Hangzhou from June 29 to July 1, 2006. The Company's management negotiated with Hangzhou municipal government, whereby it covered all venue rental, booth decoration, and International Fashion Brands' hotel accommodation expenses. The revenue of FITS was recognized at the completion of the FITS show, totaling $75,696 and is classified as tradeshow revenue in the accompanying statements of operations.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:


                                                                3 Months Ended
                                                              08/31/06     08/31/05
                                                            -----------   -----------
Numerator for basic and diluted loss per share:
   Net loss                                                 $   (29,948)  $  (123,170)

Denominator for basic and diluted loss per share:
   Weighted average shares (basic and diluted)                8,630,601     8,626,480
                                                            -----------   -----------
Loss charged to common stockholders per common share:
    Basic and diluted                                       $        --   $     (0.01)
                                                            ===========   ===========


Stock-Based Compensation
------------------------

At August 31, 2006, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to June 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to May 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company will calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards will be made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options will have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options will be determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.

Issuance of Stock for Non-cash Consideration
--------------------------------------------

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.


FIN 48 is effective for fiscal years beginning after December 15, 2006 (ASAP's fiscal year ending May 31, 2008). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.


In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 (ASAP's fiscal year ending May 31, 2007). The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.


In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 (ASAP's fiscal year ending May 31, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on our operating income or net earnings.



NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended August 31, 2006 and 2005 are as follows:


                                                3 Months Ended
                                            08/31/06       08/31/05
                                          -----------    -----------
Revenues:
     Transaction sales                    $   178,403    $   120,719
     Tradeshows                               750,549        720,115
     Buying trip                                   --        171,832
                                          -----------    -----------
                                          $   928,952    $ 1,012,666
                                          ===========    ===========

Income (loss) from operations:
      Transaction sales                   $    15,757    $    23,118
      Tradeshows                              (22,267)      (213,412)
      Buying trip                              (2,525)        94,318
                                          -----------    -----------
                                          $    (9,071)   $   (95,976)
                                          ===========    ===========

Identifiable assets:
       Transaction sales                  $        --
       Tradeshows                             112,917
       Buying trip                             10,000
                                          -----------
                                          $   122,917
                                          ===========

Revenues as reflected above; consist of sales to unaffiliated customers only as there were no significant intersegment sales for the three-month periods ended August 31, 2006 and 2005.

There were no significant concentrations on net segment sales for the three-month periods ended August 31, 2006 and 2005.

Transaction apparel sales are made from goods exported from China into the USA, while tradeshow revenue relates exclusively to the Company's trade shows.

NOTE 3 - DEBT

Line of Credit from Stockholder
-------------------------------

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and his family members, which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,100,000, as amended. The Line bears an interest rate of 10.0% per annum. The balance at August 31, 2006 was $809,234, including accrued and unpaid interest of $23,386. Interest expense incurred under the Line approximated the following:

                     Three-Months
                        Ended

August 31, 2006     $   20,077
                      ========

August 31, 2005     $   26,394
                      ========


NOTE 4 - EQUITY


During the three months ended August 31, 2006, the Company issued 75,000 shares of common stock for services rendered. The estimated fair value of the common stock was $8,250 (based on the estimated fair value on the date of grant) and the related expense is included in general and administrative expenses in the accompanying statement of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company filed a lawsuit against Maureen Storch ("Storch"), Katherine Li ("Li"), Cherry Wang ("Wang") and Global Nexus, Inc., a California Corporation ("Global"), (collectively the four defendants referred to as "Defendants") in the Superior Court of the State of StateCalifornia, County of Los Angeles on November 23, 2005. The claims by the Company against Storch, Li, Wang and Global arose out of certain activities undertaken by them as consultants or employees of the Company. The Company alleges, among other things, that Defendants failed to fulfill their contractual obligations and breached their fiduciary duties to the Company for a number of reasons, including by breach of contract, interference with contract, interference with prospective economic advantage, unfair competition and misappropriation of trade secrets. The Company seeks compensatory damages and injunctive relief.

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

Mediation was conducted per court order on August 15, 2006. As a result, a global settlement was reached on the same date. In essence, the defendant, Global, agreed to pay $200 for each booth it hosts with Material World during the upcoming shows in 2007 and beyond, up to 400 booths. Therefore, Global's total potential commitment to ASAP is $80,000. If Global fails to pay amounts earned by the Company, Maureen Storch and Katherine Li will be personally liable for such payment. Pursuant to the Settlement Agreement, the entire action (complaint and cross-complaint) was dismissed with prejudice on September 25, 2006.

On March 7, 2006, a complaint was filed against Cyber Merchants Exchange, Inc. ("C-Me") in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from C-ME $91,572 in alleged preferential transfers made to C-ME by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. C-ME intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent C-ME incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the C-ME believes it may recover such losses, costs and damages from Frank Yuan and the Company pursuant to the indemnification provisions under the Transfer Agreement, which C-Me transferred all of its assets and liabilities to the Company. C-ME has informed Frank Yuan and the Company that it intends to seek indemnification from them with respect to the preference claim. Further, C-ME has informed Frank Yuan and the Company that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by C-ME until this preference claim is resolved to satisfy any potential indemnity claims.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended August 31, 2006. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In fiscal 2006, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Booth fees that are collected in advance of the related ASAP show are recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

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

ASAP Buying Trips
-----------------

The China Buying Trip is being arranged by the Company to bring 80 U.S. and European buyers during fiscal 2006, each with more than $10 million in purchasing power, to four production centers in China. This event has been overwhelmingly supported by the International Cotton Council, The American Apparel Production Network and many other leading corporations and associations. The first tour of its kind was designed for U.S. and European buyers prepared to place production orders, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side will include such prominent names as Fruit of the Loom, Maidenform and many others. The Company also arranged a trip bringing 12 buyers to Bangladesh and Pakistan Buying trip in November 2005. Management is planning to conduct annual buying trips in China in May and Southeast Asia countries in November.

The Buying Trip's revenue is generated from Buyers paid participation fees and shared exhibitor's fees with each city's Co-organizer, the Municipal Government, and is recognized ratably during the period in which the event is conducted.

Fashion International Trade Show ("FITS")
-----------------------------------------

Currently there are very few brands in China. Only world famous brands such as Louis Vuitton, Chanel, DKNY, and Polo, have a presence. There is a vacuum for up and coming brands from the U.S., Canada and Europe. Since many Chinese consumers are not familiar with certain foreign brands, the opportunity for designers to become famous brands is available with the right promotion.

FITS is a brand new licensing trade show to be held in China. FITS intends to bring International Fashion Brands into the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know how - such as Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The first FITS was held in Hangzhou from June 29 to July 1, 2006. The Company's management negotiated with Hangzhou municipal government, whereby it covered all venue rental, booth decoration, and International Fashion Brands' hotel accommodation expenses. The revenue of FITS was recognized at the completion of the FITS show and is classified as tradeshow revenue in the accompanying statements of operations.

Electronic Commerce, A New Wave of International Trade
------------------------------------------------------

The Company has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. The Company has successfully represented Fruit of the Loom, Kellwood, Value City , and others to be their buyer's agent. The ASAP Show helps promote the Company's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. The Company also represents some reputable overseas manufacturers with non-refundable monthly retainer payments as their U.S. sales agents. ISN is in its development stage.

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

Critical Accounting Policies
----------------------------

There were no changes to the company's critical accounting policies as summarized in its May 31, 2006 Form 10-KSB

RESULTS OF OPERATIONS

Three Months Ended August 31, 2006 and 2005

Revenue
-------

Gross revenue from transaction sales for the three months ended August 31, 2006 were $178,403, an increase of $57,684 or 48% compared to $120,719 for the same period last year. The reason for such a significant increase on transaction sales was because the Company received one large order of approximately $125,000 during the current period. The Company does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to its tradeshows and buying trips.

The gross tradeshow revenue for the three months ended August 31, 2006 was $750,549, an increase of $30,434 or 4% compared to $720,115 for the same period last year. Such an increase was due to first time revenue of $75,694 from the FITS show held in China, net of a decrease in revenue of $45,260 from the August 2006 ASAP Show, as compared to the August 2005 ASAP Show.

There was no buying trip conducted for the three months ended August 31, 2006 as compared to $171,832 buying trip revenue for the same period last year.

Operating Expenses
------------------

Operating expenses decreased by $170,619, or 15%, to $938,023 for the three months ended August 31, 2006, as compared to $1,108,642 for the same period last year. The decrease in operating expenses is primarily due to the decrease in general and administrative expenses. General and administrative expenses decreased by $154,120 to $680,016 for the three months ended August 31, 2006, as compared to $834,136 for the same period last year.

The Company will continue to implement its cost reduction plan to minimize its general and administrative expenses to ease its cash flows.

Net Loss
---------

As a result of the above, the Company recorded a net loss of $29,948 for the three months ended August 31, 2006, an improvement of $93,222; as compared to a net loss of $123,170 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficit in working capital of $1,220,633 as of August 31, 2006. During the three month period ended August 31, 2006, the Company had average monthly expenses of approximately $106,000 (excluding ASAP Show production expenses). Management anticipates maintaining its monthly expenses in the range of $100,000 to $110,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas, Buying Trips and FITS, to generate more revenue.

At August 31, 2006, the Company has current assets of approximately $113,000. With the revenue from the ASAP shows, Buying Trips, FITS and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business for the next twelve months and beyond.

The Company has a revolving line-of-credit ("Line") from Frank Yuan, the Company's CEO and his family members, which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,100,000, as amended. The Line carries an interest rate of 10.0% per annum. The balance as of August 31, 2006 was $809,234, including $23,386 of accrued interest.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of August 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Mediation was conducted per court order on August 15, 2006. As a result, a global settlement was reached on the same date. In essence, the defendant, Global, agreed to pay $200 for each booth it hosts with Material World during the upcoming shows in 2007 and beyond, up to 400 booths. Therefore, Global's total potential commitment to ASAP is $80,000. If Global fails to pay amounts earned by the Company, Maureen Storch and Katherine Li will be personally liable for such payment. Pursuant to the Settlement Agreement, the entire action (complaint and cross-complaint) was dismissed with prejudice on September 25, 2006.

On March 7, 2006, a complaint was filed against Cyber Merchants Exchange Inc. ("C-Me") in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from C-ME $91,572 in alleged preferential transfers made to C-ME by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. C-ME intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent C-ME incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the C-ME believes it may recover such losses, costs and damages from Frank Yuan and the Company pursuant to the indemnification provisions under the Transfer Agreement, which C-Me transferred all of its assets and liabilities to the Company. C-ME has informed Frank Yuan and the Company that it intends to seek indemnification from them with respect to the preference claim. Further, C-ME has informed Frank Yuan and the Company that the $50,000 reserve originally due to be paid March 30, 2006 under the terms of the Transfer Agreement will be retained by C-ME until this preference claim is resolved to satisfy any potential indemnity claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2006, the Company issued 75,000 shares of common stock for services rendered. The estimated fair value of the common stock was $8,250 (based on the estimated fair value on the date of grant) and the related expense is included in general and administrative expenses in the accompanying statement of operations.

The issuance of the shares was exempt from registration under Section 4 (2) of the Securities Act of 1933 as a transaction not involving a public offering.

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



Date:    10/16/2006            /s/ Frank S. Yuan
 ---------------------         ---------------------------------------------
                               Frank S. Yuan, Chairman, Chief Executive Officer