Form 10QSB
period 2006-11-30
ASAP SHOW, INC.
filed 2007-01-16
CIK 1339854

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

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

Number of shares outstanding of the issuer's classes of common equity, as of November 30, 2006: 8,701,480 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheet as of November 30, 2006 (unaudited)...........3

         Condensed Statements of Operations for the Six Months Ended
         November 30, 2006 and 2005 (unaudited)................................4

         Condensed Statements of Operations for the Three Months Ended
         November 30, 2006 and 2005 (unaudited)................................5

         Condensed Statements of Cash Flows for the Six Months Ended
         November 30, 2006 and 2005 (unaudited)................................6

         Notes to Condensed Financial Statements (unaudited)...................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION...............................................12

     ITEM 3.  CONTROLS AND PROCEDURES.........................................18

PART II - OTHER INFORMATION...................................................18

     ITEM 1.  LEGAL PROCEEDINGS...............................................18

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............19

     ITEM 5.  OTHER INFORMATION...............................................19

     ITEM 6.  EXHIBITS .......................................................19

SIGNATURES....................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 ASAP SHOW, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                  November 30,
                                      2006

ASSETS



Current assets:
   Cash                                                            $     61,412
   Accounts receivable, net                                              10,000
   Prepaid expenses                                                       4,790
                                                                   ------------
Total current assets                                                     76,202

Other assets                                                              9,800
                                                                   ------------

Total assets                                                       $     86,002
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                           $    350,294
   Deferred revenue                                                      52,074
   Line-of-credit, stockholder                                        1,083,347
                                                                   ------------
   Total current liabilities                                          1,485,715
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $0.001 par value; 45,000,000 shares
     authorized; 8,701,480 shares issued and outstanding                  8,701
   Capital contribution receivable                                      (50,000)
   Additional paid-in capital                                        14,174,550
   Accumulated deficit                                              (15,532,964)
                                                                   ------------

Total stockholders' deficit                                          (1,399,713)
                                                                   ------------

Total liabilities and stockholders' deficit                        $     86,002
                                                                   ============

            See accompanying notes to condensed financial statements.

                                 ASAP SHOW, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          Six Months Ended
                                                             November 30,
                                                       -----------------------
                                                           2006         2005
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $  243,914   $  200,756
   Tradeshow                                              750,549      754,575
   Buying trip                                             28,938      239,590
                                                       ----------   ----------

Revenues                                                1,023,401    1,194,921
                                                       ----------   ----------

Operating expenses:
   Cost of transaction sales                              216,497      168,160
   General and administrative                             792,112    1,032,435
   Payroll and related                                    189,456      305,135
                                                       ----------   ----------

Total operating expenses                                1,198,065    1,505,730
                                                       ----------   ----------

Loss from operations                                     (174,664)    (310,809)

Interest expense                                           43,364       36,506
                                                       ----------   ----------

Loss before income taxes                                 (218,028)    (347,315)

Income taxes                                                  800          800
                                                       ----------   ----------

Net loss                                               $ (218,828)  $ (348,115)
                                                       ==========   ==========

Net loss per share available to common stockholders:
   Basic and diluted                                   $    (0.03)  $    (0.04)
                                                       ==========   ==========

Weighted-average number of common shares outstanding:
   Basic and diluted                                    8,666,040    8,626,480
                                                       ==========   ==========



           See accompanying notes to condensed financial statements.

                                 ASAP SHOW, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended
                                                             November 30,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
Revenues:
   Transaction sales                                   $   65,511   $   80,037
   Tradeshow                                                   --       34,460
   Buying trip                                             28,938       67,758
                                                       ----------   ----------

Revenues                                                   94,449      182,255
                                                       ----------   ----------

Operating expenses:
   Cost of transaction sales                               53,851       70,244
   General and administrative                             112,096      198,299
   Payroll and related                                     94,095      128,545
                                                       ----------   ----------

Total operating expenses                                  260,042      397,088
                                                       ----------   ----------

Loss from operations                                     (165,593)    (214,833)

Interest expense                                           23,287       10,112
                                                       ----------   ----------

Loss before income taxes                                 (188,880)    (224,945)

Income taxes                                                   --           --
                                                       ----------   ----------

Net loss                                               $ (188,880)  $ (224,945)
                                                       ----------   ----------

Net loss per share available to common stockholders:
   Basic and diluted                                   $    (0.02)  $    (0.03)
                                                       ----------   ----------

Weighted-average number of common shares outstanding:
   Basic and diluted                                    8,701,480    8,626,480
                                                       ----------   ----------



           See accompanying notes to condensed financial statements.

                                ASAP SHOW, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                    Six Months Ended
                                                                       November 30,
                                                                  ----------------------
                                                                     2006        2005
                                                                  ---------    ---------
                                                                 (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net loss                                                       $(218,828)   $(348,115)
   Adjustments to reconcile net loss to net
        cash used in operating activities:
   Estimated fair value of common stock issued
        for services rendered:                                        8,250           --
   Changes in operating assets and liabilities:
        Accounts receivable                                          15,160       47,212
        Prepaid expenses                                             (2,132)      17,597
        Other assets                                                     --        1,568
        Accounts payable and accrued expenses                        (4,316)     (62,731)
        Deferred revenues                                           (69,361)    (168,640)
                                                                  ---------    ---------

Net cash used in operating activities                              (271,227)    (513,109)

Cash flows from investing activities:
   Proceeds from capital contribution receivable                         --      365,000
                                                                  ---------    ---------

Net cash provided by investing activities                                --      365,000

Cash flows from financing activities:
   Repayment of loan payable                                             --     (100,000)
   Proceeds from borrowings on line-of-credit from stockholder      718,636      658,800
   Repayments of borrowings on line-of-credit from stockholder     (457,089)    (381,612)
                                                                  ---------    ---------

Net cash provided by financing activities                           261,547      177,188
                                                                  ---------    ---------

Net (decrease) increase in cash                                      (9,680)      29,079

Cash, beginning of period                                            71,092       69,866
                                                                  ---------    ---------

Cash, end of period                                               $  61,412    $  98,945
                                                                  =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the period
      Interest                                                       55,481       30,294
      Income taxes                                                      800          800


           See accompanying notes to condensed financial statements.

                                 ASAP Show, Inc.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                November 30, 2006

NOTE 1 - BASIS OF REPORTING

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

At November 30, 2006, the Company has accumulated deficit of $15,532,964, negative working capital of $1,409,513 and a lack of profitable operational history. The Company hopes to increase revenues from the growth of its buying trips and the Fashion International Trade Show ("FITS"). In the absence of significant increase in revenues, the Company intends to fund operations through additional debt and equity financing arrangements, including continued support from its majority shareholder (see Note 3). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $600,000 in cash to fund operations through November 30, 2007, based on approximately $300,000 of cash used in operations during the six months ended November 30, 2006. Management also believes that such a fund requirement can be reduced by its cost reduction plan and the estimated growth of revenues from FITS and the buying trips. As of November 30, 2006, the Company had approximately $217,000 available to borrow under the line of credit from stockholder.

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

REVENUE RECOGNITION

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition" which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 104.

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

Buying Trips
------------

Buying trips generate revenue through the participating buyers ("Buyers") paying for the Company's assistance during travel through various foreign countries in Asia to meet local apparel manufacturers. The Company receives a portion of exhibition net revenues collected by the foreign government's trade promotion agencies located in the various cities which were visited by the Buyers (i.e. the Company does not share in losses, if any). The Buying Trip's revenue is recognized ratably during the period in which the event is conducted. The Company plans to conduct buying trips on a semi-annual basis.

Fashion International Trade Show ("FITS")
-----------------------------------------

FITS is a brand licensing trade show held in China. FITS brings International Fashion Brands into the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know-how - such as Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The revenue of FITS was recognized at the completion of the FITS Show.

The Company anticipates placing brands in the International Textile and Fashion Mega-Mall ("ITFM"), which is the world's largest textile and clothing distributing center with 13 million square feet of floor space. ITFM, the master licensee, will pay each brand an annual agreed upon royalty during a five year term. The Company will earn a negotiated fee for placing each brand. There were no ITFM related revenues earned during the six months ended November 30, 2006.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:


                                                                  6 Months Ended                 3 Months Ended
                                                               11/30/06     11/30/05         11/30/06     11/30/05
                                                             -----------   -----------     -----------   -----------
Numerator for basic and diluted loss per share:
   Net loss                                                  $ (218,828)   $ (348,115)     $ (188,880)   $ (224,945)

Denominator for basic and diluted loss per share:
   Weighted average shares (basic and diluted)                8,666,040     8,626,480       8,701,480     8,626,480
                                                             -----------   -----------     -----------   -----------
Loss charged to common stockholders per common share:
   Basic and diluted                                         $    (0.03)   $    (0.04)     $    (0.02)   $    (0.03)
                                                             ===========   ===========     ===========   ===========



Stock-Based Compensation
------------------------

At November 30, 2006, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended November 30, 2006 and 2005 are as follows:



                                        6 Months Ended               3 Months Ended
                                   11/30/06      11/30/05       11/30/06       11/30/05
                                 -----------    -----------    -----------    -----------
Revenues:
     Transaction sales           $   243,914    $   200,756    $    65,511    $    80,037
     Tradeshow                       750,549        754,575             --         34,460
     Buying trip                      28,938        239,590         28,938         67,758
                                 -----------    -----------    -----------    -----------
                                 $ 1,023,401    $ 1,194,921    $    94,449    $   182,255
                                 ===========    ===========    ===========    ===========

Income (loss) from operations:
      Transaction sales          $    27,417    $    32,596    $    11,660    $     9,793
     Tradeshow                      (221,557)      (486,807)      (196,729)      (273,710)
      Buying trip                     19,476        143,402         19,476         49,084
                                 -----------    -----------    -----------    -----------
                                 $  (174,664)   $  (310,809)   $  (165,593)   $  (214,833)
                                 ===========    ===========    ===========    ===========

Identifiable assets:
       Transaction sales         $        --
       Tradeshow                      76,002
       Buying trip                    10,000
                                 -----------
                                 $    86,002
                                 ===========



Revenues as reflected above, consist of sales to unaffiliated customers only as there were no significant intersegment sales for the three and six-month periods ended November 30, 2006 and 2005.

There were no significant concentrations on net segment sales for the three and six-month periods ended November 30, 2006 and 2005.

Transaction apparel sales are made from goods exported from China into the USA, while tradeshow revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.

NOTE 3 - DEBT

Line of Credit from Stockholder
-------------------------------

The Company has a revolving line-of-credit (the "Line") with Frank Yuan, the Company's Chief Executive Officer and a significant Company stockholder, which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,300,000, as amended. The Line bears an interest rate of 10.0% per annum. The balance at November 30, 2006 was $1,087,905, including accrued and unpaid interest of $4,558. Interest expense incurred under the Line approximated the following:



                     Three-Months     Six-Months
                        Ended            Ended

November 30, 2006     $ 23,250         $  43,327
                      ========          ========


November 30, 2005     $ 12,000         $  38,394
                      ========          ========

NOTE 4 - EQUITY

During the six months ended November 30, 2006, the Company issued 75,000 shares of common stock for services rendered. The estimated fair value of the common stock was $8,250 (based on the estimated fair value on the date of grant) and the related expense is included in general and administrative expenses in the accompanying statement of operations.

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


NOTE 6 SUBSEQUENT EVENT

The Company signed a letter of intent (the "LOI") on December 20, 2006 involving the Company and China Renyuan International Inc., a Delaware corporation ("Renyuan"). The LOI confirmed the general terms of the reorganization whereby, the Company will form a wholly owned subsidiary (the "ASAP Subsidiary"), in which the officers and directors of the Company will be the officers and directors of. In addition, the ASAP Subsidiary and the Company will enter into a transfer agreement whereby all of the assets of the Company will be transferred to the ASAP Subsidiary and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) will be assumed by the ASAP Subsidiary ("Assumed Liabilities"). Renyuan will purchase 100,000 shares of the Company's convertible preferred stock for $600,000, which will be injected into the ASAP Subsidiary. The Company will issue an additional 200,000 shares of the convertible preferred stock in exchange for all of the issued and outstanding shares of the common stock of Renyuan. The aggregate of 300,000 shares of the Company's convertible preferred stock held by Renyuan will be convertible into 99% of the then issued and outstanding shares of the Company's common stock, effecting a change of control of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended November 30, 2006. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background

ASAP Show, Inc. (the "Company") is a trade show organizer that is initially targeting the apparel industry and an international electronic trading, financing and logistics corporation. The following four interlocking services make the Company unique: 1) ASAP Shows consists of ASAP Global Sourcing Show - held twice a year in Las Vegas, NV., ASAP Buying Trips, and Fashion International Trade Show ("FITS"), 2) The Company builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers computer desktops, 3) The Company's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit, and 4) Logistics warehouse, shipping, and billing services for overseas manufacturers. The Company presently has representatives located in 25 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

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

The ASAP Show derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In fiscal 2006, approximately 95% of the revenue generated from the ASAP Show was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Booth fees that are collected in advance of the related ASAP Show are recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

Costs incurred by the ASAP Show include facility rent, outsourced services such as registration, booth rental, electrical services, security, decorator and attendee and exhibitor promotion. All show promotion related expenses such as advertisements, traveling, staff salaries and related payroll expenses are treated as monthly period expenses. The deposit for the ASAP Show facility is capitalized and then expensed in the month the event occurs.


ASAP Buying Trips
-----------------

The China Buying Trip is being arranged by the Company to bring 80 U.S. and European buyers during fiscal 2006, each with more than $10 million in purchasing power, to four production centers in China. This event has been supported by the International Cotton Council, The American Apparel Production Network and many other leading corporations and associations. The first tour of its kind was designed for U.S. and European buyers prepared to place production orders, find joint ventures possibilities and relocate U.S. textile plants to China. Participation from the U.S. side has included such prominent names as Fruit of the Loom, Maidenform and many others. The Company also arranged a trip bringing 12 buyers to Bangladesh and Pakistan Buying trip in November 2005. Management is planning to conduct annual buying trips in China in May and Southeast Asia countries in November.

The Buying Trip's revenue is generated from participation fees paid by buyers and shared exhibitors' fees with each city's Co-organizer, the Municipal Government, and is recognized ratably during the period in which the event is conducted. The company plans to conduct 2 buying trips durint fiscal 2007.

ASAP Buying Trips have a great reputation for taking U.S. and European buyers to visit factories in Asia. The buying trips provide a cost effective way to evaluate multiple pre-arranged qualified factories in a short time period. ASAP has arranged four trips to China, Bangladesh, and Pakistan.

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

FITS is a brand new licensing trade show to be held in China. FITS intends to bring International Fashion Brands into the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know-how i.e. Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The first FITS was held in Hangzhou from June 29 to July 1, 2006. The Company's management negotiated with Hangzhou municipal government, whereby it covered all venue rental, booth decoration, and International Fashion Brands' hotel accommodation expenses. The revenue of FITS was recognized at the completion of the FITS show and is classified as tradeshow revenue in the accompanying statements of operations.

The Company anticipates placing brands in the International Textile and Fashion Mega-Mall ("ITFM"), which is the world's largest textile and clothing distributing center with 13 million square feet of floor space. ITFM, the master licensee, will pay each brand an annual agreed upon royalty during a five year term. The Company will earn a negotiated fee for placing each brand. There were no ITFM related revenues earned during the six months ended November 30, 2006.

Electronic Commerce, A New Wave of International Trade
------------------------------------------------------

The Company has utilized the convenience and power of the Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. The Company has successfully represented Fruit of the Loom, Kellwood, Value City, and others to be their buyer's agent. The ASAP Show helps promote the Company's ISN transaction model to these buyers. In addition, the Company sometimes acts as a principal to purchase merchandise for presale orders. ISN is in its development stage as the Company is focusing its resources on its trade show operations.

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

Transaction Sales
-----------------

Transaction revenues are recorded in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer, net of factoring fees. For all product transactions with its customers in 2005 and 2006, the Company acted as a principal, took title to all products sold upon shipment, and bore inventory risk for return products that the Company was not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

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

DEFERRED TAX ASSET VALUATION

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management provides a valuation allowance for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

RESULTS OF OPERATIONS

Six Months Ended November 30, 2006 and 2005

Revenue
-------

Revenues from transaction sales for the six months ended November 30, 2006 were $243,914, an increase of $43,158 or 21% compared to $200,756 for the same period last year. The Company does not anticipate that transactions sales will be a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

The gross tradeshow revenue for the six months ended November 30, 2006 was $750,549, a decrease of $4,026 or 0.5% compared to $754,575 for the same period last year. This decrease was due to a slight decrease in number of exhibitors for the ASAP Show in August 2006 compared to the same show in August 2005. Because of the Men's Apparel Guild in California's ("MAGIC") Sourcing Zone which is held at the same time, management believes the competing show will make it difficult to have significant growth for the ASAP show in the future.

Gross revenues from the buying trip for the six months ended November 30, 2006 were $28,938, a decrease of $210,652 or 88% compared to $239,590 for the same period last year. This decrease was due to having only one small buying trip to China for the six months ended November 30, 2006, while there were three buying trips to China, South Eastern Asia and Pakistan for the same period last year.

Operating Expenses
------------------

Operating expenses decreased by $307,665, or 20%, to $1,198,065 for the six months ended November 30, 2006, as compared to $1,505,730 for the same period last year. The decrease in operating expenses is primarily due to the decrease in payroll, ASAP attendee marketing expenses, and professional fees. Payroll decreased by $115,679 to $189,456 for the six months ended November 20, 3006, as compared to $305,135 for the same period last year. ASAP attendee marketing expenses decreased by $50,811 to $44,695 for the six months ended November 20, 3006, as compared to $95,506 for the same period last year. Such decreases in payroll and marketing expenses resulted from the implementation of the Company's cost reduction plan. Professional fees decreased by $133,065 to $52,485 for the six months ended November 30, 2006, as compared to $185,550 for the same period last year. The decrease in professional fees is primarily related to the additional legal and accounting fees in connection with the filing of the Company's Form 10-SB and related amendments for the same period last year.

Net Loss (Income)
-----------------

The Company recorded a net loss of $218,828 for the six months ended November 30, 2006, an improvement of $129,287 as compared to a net loss of $348,115 for the same period last year. Such an improvement is mainly due cost savings in operating expenses of $307,665, net of the decrease in total revenues of $171,520.

Three Months Ended November 30, 2006 and 2005

Revenue
-------

Gross revenue from transaction sales for the three months ended November 30, 2006 were $65,511, a decrease of $14,526 or 18% compared to $80,037 for the same period last year. The Company does not anticipate that transactions sales will be a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show production and promotion.

The gross tradeshow revenue for the three months ended November 30, 2006 was $0, a decrease of $34,460 or 100% compared to $34,460 for the same period last year. The gross trade show revenue of $34,460 for the same period last year was the profit sharing revenues from the sales of Material World show booths. This revenue stream was stopped in this fiscal year. The Company is no longer promoting Material World Shows.

Gross revenues from the buying trip for the three months ended November 30, 2006 were $28,938, a decrease of $38,821 or 57% compared to $67,758 for the same period last year. This decrease was due to there was only one small buying trip held to China for the three months ended November 30, 2006, while there were two buying trips held to South Eastern Asia and Pakistan.

Operating Expenses
------------------

Operating expenses decreased by $137,046, or 35%, to $260,042 for the three months ended November 30, 2006, as compared to $397,088 for the same period last year. The decrease in operating expenses is primarily due to the decrease in payroll, cost of transaction sales and professional fees. Payroll decreased by $34,450 to $94,095 for the three months ended November 30, 2006, as compared to $128,545 for the same period last year. Cost of transaction sales decreased by $16,393 to $53,851 for the three months ended November 30, 2006 as compared to $70,244 for the same period last year. Professional fees decreased by $72,939 to $28,591 for the three months ended November 30, 2006, as compared to $101,530 for the same period last year. The decrease in payroll was due to the continued implementation of the Company's cost reduction plan. The decrease in cost of transaction sales was due to less customer orders in the second quarter. The decrease in professional fees was due to less additional legal and accounting fees in connection with the filing of the Company's Form 10-SB and related amendments for the same period last year.

Net Loss (Income)
-----------------

The Company recorded a net loss of $188,880 for the three months ended November 30, 2006, an improvement of $36,065 as compared to a net loss of $224,945 for the same period last year. Such an improvement is mainly due to the reduction of operating expenses of $137,046, net of the reduction of net revenues from transaction sales, tradeshow revenue and buying trip as a whole of $87,806 and an increase in interest expense of $13,175.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficit in working capital of approximately $1,409,513 at November 30, 2006. During this six month period ended November 30, 2006, the Company had average monthly expenses of approximately $89,000 (excluding ASAP Show production expenses). Management anticipates maintaining its monthly expenses in the range of $90,000 to $100,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP Shows in Las Vegas, Buying Trips and FITS, to generate more revenue to cover its minimum average monthly expenses.

At November 30, 2006, the Company has current assets of approximately $76,000. With the net revenue from the ASAP shows, Buying Trips, FITS and continuing support from its major shareholder to provide a revolving line-of-credit, management believes the Company will have enough net working capital to sustain its business through November 2007 and beyond.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,300,000, as amended. The Line carries an interest rate of 10.0% per annum. The balance as of November 30, 2006 was 1,087,905, including $4,558 of accrued interest.

The Company signed a letter of intent (the "LOI") on December 20, 2006 involving the Company and China Renyuan International Inc., a Delaware corporation ("Renyuan"). The LOI confirmed the general terms of the reorganization whereby, the Company will form a wholly owned subsidiary (the "ASAP Subsidiary"), in which the officers and directors of the Company will be the officers and directors of. In addition, the ASAP Subsidiary and the Company will enter into a transfer agreement whereby all of the assets of the Company will be transferred to the ASAP Subsidiary and all liabilities, obligations and contracts of the Company (known and unknown, fixed or contingent or otherwise) will be assumed by the ASAP Subsidiary ("Assumed Liabilities"). Renyuan will purchase 100,000 shares of the Company's convertible preferred stock for $600,000, which will be injected into the ASAP Subsidiary. The Company will issue an additional 200,000 shares of the convertible preferred stock in exchange for all of the issued and outstanding shares of the common stock of Renyuan. The aggregate of 300,000 shares of the Company's convertible preferred stock held by Renyuan will be convertible into 99% of the then issued and outstanding shares of the Company's common stock, effecting a change of control of the Company.

The Report of the Company's Independent Registered Public Accounting Firm on our May 31, 2006 financial statements includes an explanatory paragraph stating that the Company has incurred recurring losses and has a working capital deficit of $377,135 at May 31, 2006, and that these factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of November 30, 2006 our disclosure controls and procedures were effective in timely alerting him to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                            ASAP SHOW, INC.
                            (Registrant)


Date:    1/16/07            /s/ Frank S. Yuan
                            ---------------------------------------------
                            Frank S. Yuan, Chairman, Chief Executive Officer