Form 10QSB
period 2007-02-28
ASAP SHOW, INC.
filed 2007-04-23
CIK 1339854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 333-105793

ASAP SHOW, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-2934409
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4349 Baldwin Ave., Unit A, El Monte, CA	91731
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (626) 636-2528

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Number of shares outstanding of the issuer's classes of common equity, as of February 28, 2007: 8,701,480 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASAP SHOW, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
Feb. 28, 2007

ASSETS
Current assets:
Cash	$24,013
Accounts receivable, net	28,250
Prepaid expenses	1,895
Total current assets	54,158

Other assets	9,800

Total assets	$63,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$268,312
Line-of-credit, stockholder	1,236,547
Total current liabilities	1,504,859

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Common stock, $0.001 par value; 45,000,000 shares
authorized; 8,701,480 shares issued and outstanding	8,701
Capital Contribution Receivable	(50,000)
Additional paid-in capital	14,174,550
Accumulated deficit	(15,574,152)

Total stockholders' deficit	(1,440,901)

Total liabilities and stockholders' deficit	$63,958

See accompanying notes to condensed financial statements.

ASAP SHOW, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	February 28,
	2007	2006
Revenues:
Transaction sales	$257,474	$282,286
Tradeshow revenue	1,268,841	1,300,006
Buying trip	31,558	239,590

Revenues	1,557,873	1,821,822

Operating expenses:
Cost of transaction sales	223,618	192,648
General and administrative	1,239,231	1,597,876
Payroll and related	285,046	418,668

Total operating expenses	1,747,895	2,209,192

Loss from operations	(190,022)	(387,310)

Other expense, net	69,194	52,943

Loss before income taxes	(259,216)	(440,253)

Income taxes	800	800

Net loss	$(260,016)	$(441,053)

Net loss per share available to common stockholders
Basic and diluted	$(0.03)	$(0.05)

Weighted-average number of common shares outstanding
Basic and diluted	8,664,942	8,626,480

See accompanying notes to condensed financial statements.

ASAP SHOW, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	February 28,
	2007	2006
Revenues:
Transaction sales	$13,560	$81,529
Tradeshow	518,292	545,431
Buying trip	2,620	--

Revenues	534,472	626,960

Operating expenses:
Cost of transaction sales	7,121	24,487
General and administrative	447,119	565,441
Payroll and related	95,590	113,533

Total operating expenses	549,830	703,461

Loss from operations	(15,358)	(76,501)

Other expense, net	25,830	16,438

Loss before income taxes	(41,188)	(92,939)

Income taxes	--	--

Net loss	$(41,188)	$(92,939)

Net loss per share available to common stockholders:
Basic and diluted	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	8,701,480	8,626,480

See accompanying notes to condensed financial statements.

ASAP SHOW, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	February 28,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(260,017)	$(441,053)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Estimated fair value of common stock issued
for services rendered:	8,250	--
Changes in operating assets and liabilities:
Accounts receivable	(3,090)	62,972
Prepaid expenses	763	62,059
Other assets	--	1,568
Accounts payable and accrued expenses	(86,298)	(44,628)
Deferred revenues	(121,435)	(184,179)

Net cash used in operating activities	(461,826)	(543,261)

Cash flows from investing activities:
Proceeds from capital contribution receivable	--	365,000

Net cash provided by investing activities	--	365,000

Cash flows from financing activities:
Repayment of loan payable	--	(100,000)
Proceeds from borrowings on line-of-credit from stockholder	1,213,636	808,800
Repayments of borrowings on line-of-credit from stockholder	(798,889)	(467,816)

Net cash provided by financing activities	414,747	240,984

Net (decrease) increase in cash	(47,079)	62,723

Cash, beginning of period	71,092	69,866

Cash, end of period	$24,013	$132,589

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	71,127	5,404
Income taxes	800	800

See accompanying notes to condensed financial statements.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF REPORTING

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

At February 28, 2007, the Company had: an accumulated deficit of $15,574,152, negative working capital of $1,450,701 and a lack of profitable operational history. The Company hopes to continue to increase revenues from the continued growth of their trade show segment. In the absence of significant increase in revenues, the Company intends to fund operations through additional debt and equity financing arrangements, including continued support from its majority shareholder (see Note 3). The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

Management believes that the Company will require approximately $600,000 in cash to fund operations through February 28, 2008, based on approximately $600,000 loss from operations for the fiscal year ended May 31, 2006. Management also believes that such a fund requirement can be reduced by its cost reduction plan and the estimated growth of revenues from tradeshows and buying trips of approximately $280,000. Management intends to fund requirement with unused portion of the line of credit from shareholders. As of February 28, 2007, the Company had approximately $220,000 available to borrow under the line of credit from shareholders and $75,000 from United Commercial Bank.

In addition, the Company had signed a letter of intent (the “LOI”) on December 20, 2006 involving ASAP Show Inc. and China Renyuan International Inc., a Delaware corporation (“Renyuan”). The LOI confirmed the general terms of a financing and reorganization transaction (the “Transaction”). As a result of the Transaction, the shareholders of Renyuan will purchase 100,000 Convertible Preferred Shares for a cash payment of $600,000. ASAP shall issue 200,000 Convertible Preferred Shares in exchange for all of the issued and outstanding shares of common stock of Renyuan. The 300,000 Convertible Preferred Shares will represent 99% of the voting power of ASAP, and may be converted into 99% of the common stock of ASAP after the spin-off ASAP Subsidiary. Upon the closing of the Transaction Agreement, Renyuan will be a wholly owned subsidiary of ASAP Show Inc. In early March, 2007, Renyuan has paid the Company a deposit of $200,000 as part of $600,000 total purchase price for 300,000 shares of convertible preferred. Management anticipates the merger will close in the fourth quarter ended May 31, 2007.

The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services and its ability to obtain new customers/exhibitors. There is no assurance the Company will be able to achieve the levels of revenues adequate to support the Company's current and future cost structure. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

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

Transaction Sales

Transaction revenues are recorded in accordance with Emerging Issues Task Force Issue No. ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent." The Company recognizes net revenues from product transaction sales when title to the product passes to the customer. Beginning in fiscal 2006, for all product transactions with its customers, the Company acts as a principal, takes title to all products sold upon shipment, and bears inventory risk for return products that the Company is not able to return to the supplier, although these risks are mitigated through arrangements with factories, shippers and suppliers.

The Company recognizes revenue on transaction sales upon shipment when there is evidence that an arrangement exists, delivery has occurred under the Company's standard FOB shipping point terms, the sales price is fixed or determinable and the ability to collect sales proceeds is reasonably assured.

ASAP Trade Show

The ASAP Global Sourcing Show is recognized as “The Authority in Apparel Sourcing”. The ASAP trade show generates revenue through exhibitor booths sales, corporate sponsorship, and advertising. Such revenue is typically collected in advance, deferred and then recognized at the time of the related trade show. The Company conducts two trade shows per year, currently in February and August in Las Vegas.

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

ASAP Buying Trips have a great reputation for taking U.S. and European buyers to visit factories in Asia. The buying trips are very cost effective way to evaluate multiple pre-arranged qualified factories in a short time period. ASAP has arranged 4 trips to China, Bangladesh, and Pakistan. Future buying trips are scheduled for March 13-22, 2007 and July 10-22, 2007 to China. www.asapbuyingtrip.com

Fashion International Trade Show (“FITS”)

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

Fashion International Trade show (FITS), currently the only international brand licensing show in China.

Due to the success of the first FITS show, 15 international fashion brands have entered a master license agreement with International Textile and Fashion Mega-Mall (“ITFM”), the World’s largest textile and clothing distributing center with 13 million square feet of floor space. ITFM’s master license agreement guarantees to pay each brand a minimum annum royalty fees for five years, construction cost for 15 brands proto type flagship store, and expenses for brand owner to supervise the store construction. Hence, the 15 brands will immediately enter the fastest growing consumer market in the world - China. www.fashionforchina.com

INDEMNITIES AND GUARANTEES

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

BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

	9 Months Ended		3 Months Ended
	02/28/07	02/28/06	02/28/07	02/28/06
Numerator for basic and diluted loss per share:
Net loss	$(260,016)	$(441,053)	$(41,188)	$	(92,939)

Denominator for basic and diluted loss per share:
Weighted average shares (basic and diluted)	8,664,942	8,626,480	8,701,480		8,626,480

Loss charged to common stockholders per common share:
Basic and diluted	$(0.03)	$(0.05)	$(0.00)		$(0.01)

Stock-Based Compensation

At February 28, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to June 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to May 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company will calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards will be made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options will have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options will be determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.

Issuance of Stock for Non-cash Consideration

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (ASAP’s fiscal year ending May 31, 2007). The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after February 15, 2006 (ASAP’s fiscal year ending May 31, 2006). The Company is currently assessing the impact, if any, the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006 (ASAP’s fiscal year ending May 31, 2009). We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. We are currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on our operating income or net earnings.

NOTE 2 - BUSINESS SEGMENTS

Reportable business segments as of and for the periods ended February 28, 2007 and 2006 are as follows:

	9 Months Ended		3 Months Ended
	02/28/07	02/28/06	02/28/07	02/28/06
Revenues:
Transaction sales	$257,474	$282,286	$13,560		$81,530
Tradeshow	1,268,841	1,300,006	518,292		545,431
Buying trip	31,558	239,590	2,620		--
	$1,557,873	$1,821,882	$534,472		$626,961

Income (loss) from operations:
Transaction sales	$33,856	$89,638	$6,439		$57,042
Tradeshow	(241,296)	(614,713)	(22,264)		(127,906)
Buying trip	17,418	137,765	467		(5,637)
	$(190,022)	$(387,310)	$(15,358)	$	(76,501)

Identifiable assets:
Transaction sales	$2,628	$2,628
Tradeshow	200,377	200,377
Buying trip	30,000	30,000
	$233,005	$233,005

Revenues as reflected above consist of sales to unaffiliated customers only, as there were no significant intersegment sales for the three and nine-month periods ended February 28, 2007 and 2006.

There were no significant concentrations on net segment sales for the three and nine-month periods ended February 28, 2007 and 2006.

Transaction apparel sales are made from goods exported from China into the USA, while tradeshow revenue relates exclusively to the Company's Las Vegas, Nevada trade shows.

NOTE 3 - DEBT

Line of Credit from Stockholder

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and a significant Company stockholder, which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,456,500, as amended. The Line bears an interest rate of 10.0% per annum. The balance at February 28, 2007 was $1,236,547, and the accrued and unpaid interest was $16,721 at February 28, 2007. Interest expense incurred under the Line approximated the following:

	Three-Months	Nine-Months
	Ended	Ended
February 28, 2007	$27,810	$71,174

February 28, 2006	$16,438	$52,943

Line of Credit from United Commercial Bank

The Company has a revolving line-of-credit (the "Line") from United Commercial Bank (“UCB”), which expires on August 1, 2007 and provides for borrowings up to a maximum of $200,000. The Line bears an interest rate of certain percentage above Prime Rate per annum. The balance at February 28, 2007 was $125,000, and the accrued and unpaid interest was $ 441 at February 28, 2007.

NOTE 4 - EQUITY

None.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company filed a lawsuit against Maureen Storch ("Storch"), Katherine Li ("Li"), Cherry Wang ("Wang") and Global Nexus, Inc., a California Corporation ("Global"), (collectively the four defendants referred to as "Defendants") in the Superior Court of the State of California, County of Los Angeles on February 23, 2006. The claims by the Company against Storch, Li, Wang and Global arose out of certain activities undertaken by them as consultants or employees of the Company. The Company alleges, among other things, that Defendants failed to fulfill their contractual obligations and breached their fiduciary duties to the Company for a number of reasons, including by breach of contract, interference with contract, interference with prospective economic advantage, unfair competition and misappropriation of trade secrets. The Company seeks compensatory damages and injunctive relief.

Mediation was conducted per court order on August 15, 2006. As a result, a global settlement was reached on the same date. In essence, the defendant, Global, agreed to pay certain dollar amount per booth sold until the settlement total amount is reached. If Global fails to pay amounts earned by the Company, Maureen Storch and Katherine Li will be personally liable for such payment. Pursuant to the Settlement Agreement, the entire action (complaint and cross-complaint) was dismissed with prejudice on September 25, 2006.

NOTE 6 SUBSEQUENT EVENTS

The Company had signed a letter of intent (the “LOI”) on December 20, 2006 involving ASAP Show Inc. and China Renyuan International Inc., a Delaware corporation (“Renyuan”). The LOI confirmed the general terms of a financing and reorganization transaction (the “Transaction”). As a result of the Transaction, the shareholders of Renyuan will purchase 100,000 Convertible Preferred Shares for a cash payment of $600,000. ASAP shall issue 200,000 Convertible Preferred Shares in exchange for all of the issued and outstanding shares of common stock of Renyuan. The 300,000 Convertible Preferred Shares will represent 99% of the voting power of ASAP, and may be converted into 99% of the common stock of ASAP after the spin-off ASAP Subsidiary. Upon the closing of the Transaction Agreement, Renyuan will be a wholly owned subsidiary of ASAP Show Inc. In early March, 2007, Renyuan has paid the Company a deposit of $200,000 as part of $600,000 total purchase price for 300,000 shares of convertible preferred. Management anticipates the merger will close in the fourth quarter ended May 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 28, 2007. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

Background

ASAP Show, Inc. (the "Company") is a trade show organizer that is initially targeting the apparel industry and an international electronic trading, financing and logistics corporation. The following four interlocking services make the Company unique: 1) ASAP Shows consists of ASAP Global Sourcing Show - held twice a year in Las Vegas, NV., ASAP Buying Trips, and Fashion International Trade Show (“FITS”) 2) The Company builds private extranets, or Internet Sourcing Networks ("ISN"), for its retail partners. The ISN matches and pushes merchandise to the appropriate buyers’ computer desktops. 3) The Company's Global Financial Platform ("GFP": Patent Pending) allows U.S. buyers to purchase overseas merchandise without the need of issuing a letter of credit. 4) Logistics warehouse, shipping, and billing services for overseas manufacturers. The Company presently has representatives located in 15 countries throughout Asia, Africa, and the Middle East to facilitate international transactions.

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

The ASAP show segment derives revenue principally from the sale of exhibit space and conference attendance fees generated at its events. In fiscal 2007, approximately 95% of our trade shows and conferences revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Booth fees that are collected in advance of the related ASAP show are recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

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

With 11 successful editions, ASAP Show is recognized as “The Authority in Apparel Sourcing”. The coming August 25 to 28, 2007 edition will be held at the Venetian Grand Ballroom. www.asapshow.com

ASAP Buying Trips

The China Buying Trips is being arranged by the Company to bring U.S. and European buyers to visit apparel factories and tour different apparel and textile centric cities in China. This event has been overwhelmingly supported by the leading international apparel associations. The first tour of its kind was designed for U.S. and European buyers prepared to place production orders, find joint venture possibilities and relocate U.S. textile plants to China. Participants include such prominent names as Fruit of the Loom, Salvatore Ferragamo, and many others. The Company also arranged a trip bringing 12 buyers to Bangladesh and Pakistan Buying trip in November 2005. Management is planning to conduct multiple buying trips to China and Southeast Asia countries annually.

The Buying Trip's revenue is generated from Buyers paid participation fees and shared exhibitor’s fees with each city’s Co-organizer, the Municipal Government, and is recognized ratably during the period in which the event is conducted.

ASAP Buying Trips have gained a great reputation in the apparel industry for its selection of hotel accommodation, choice of the factory to visit, and local government official’s hospitalities. For the participants is very cost effective way to evaluate multiple pre-arranged qualified factories in a short time period. ASAP has arranged 6 trips to China, Bangladesh, and Pakistan. Future buying trips are scheduled for March 13-22, 2007 and July 10-22, 2007 to China. www.asapbuyingtrip.com

Fashion International Trade Show (“FITS”)

Currently there are very few foreign fashion brands in China. Only world famous brands such as Louis Vuitton, Chanel, DKNY, and Polo, have a presence. Since many Chinese consumers are not familiar with foreign brands, the opportunity for the foreign small & medium brands and designers to become famous brands in China has the greatest opportunity with the right promotion.

FITS is a brand new licensing trade show to be held in China. FITS intends to bring International Fashion Brands into the fastest growing consumer market, China, by matching them with a local Chinese Master Licensee partner. In this way, International Fashion Brands can provide their know-how i.e. Brand name, designs, marketing and promotions - and receive royalty income without any capital investment. The first FITS were held in Hangzhou, China from June 29 to July 1, 2006. The revenue of FITS was recognized at the completion of the FITS show and is classified as tradeshow revenue in the accompanying statements of operations.

Due to the success of the first FITS show, the International Textile and Fashion Mega-Mall (“ITFM”) in Wuxi China, which has the world’s largest textile and clothing distributing center with 13 million square feet of floor space, has signed 15 master license agreements with the foreign brands and retail chains. ITFM, master licensee for 5 years, guarantees each brand a minimum royalty fees per annum, and will build flagship store for each brand. After the 15 flagship stores built sometime before end of May 31, 2007, these 15 brands will has the opportunity immediately enter the fastest growing consumer market in the world - China. www.fashionforchina.com

Electronic Commerce, A New Wave of International Trade

The Company has utilized the convenient and powerful Internet to communicate between buyers and sellers internationally. The ISN was built with the buyer in mind to make it user friendly to gain global apparel stock lot information. The Company has successfully represented Fruit of the Loom, Kellwood, Value City, and others to be their internet buyer's agent. The ASAP Show is the perfect event to promote the Company's ISN transaction model.

Global Financial Platform (“GFP”)

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

The GFP model is in its development stages.

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

RESULTS OF OPERATIONS

Nine Months Ended February 28, 2007 and 2006

Revenue

Revenues from transaction sales for the nine months ended February 28, 2007 were $257,474, a decrease of $24,812 or 9% compared to $282,286 for the same period last year. The reason for such a significant decrease on transaction sales is because the Company received fewer orders during the three quarters. The Company, however, does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show, FITS, and Buying Trips.

The gross tradeshow revenue for the nine months ended February 28, 2007 was $1,268,841, a decrease of $31,165 or 2% compared to $1,300,006 for the same period last year. This decrease was due to a decrease in number of exhibitors for the ASAP Show in February 2007 compared to the same show in February 2006 because of the competing show Men's Apparel Guild in California's ("MAGIC") Sourcing Zone which is held at the same time. Management believes the giant MAGIC show will make it’s ASAP show difficult to have significant growth in the near future.

Gross revenues from the buying trip for the nine months ended February 28, 2007 were $31,558, a decrease of $208,032 or 87% compared to $239,590 for the same period last year. This decrease was due to there was only one small-participant buying trip held to China for the nine months ended February 28, 2007, while there were two buying trips held to China, South Eastern Asia and Pakistan.

Operating Expenses

Operating expenses decreased by $461,297, or 21%, to $1,747,895 for the nine months ended February 28, 2007, as compared to $2,209,192 for the same period last year. The decrease in operating expenses is primarily due to the decrease in payroll, ASAP attendee marketing expenses, and professional fees. Payroll decreased by $133,623 to $285,046 for the nine months ended February 28, 2007, as compared to $418,668 for the same period last year. ASAP attendee marketing expenses decreased by $72,755 to $68,135 for the nine months ended February 28, 2007, as compared to $140,890 for the same period last year. Such decreases in payroll and marketing expenses were resulted from the implementation of the Company’s cost reduction plan. Professional fees decreased by $146,488 to $71,505 for the nine months ended February 28, 2007, as compared to $217,992 for the same period last year. The decrease in professional fees is primarily related to the additional legal and accounting fees in connection with the filing of the Company's Form 10-SB and related amendments for the same period last year.

Net Loss (Income)

The Company recorded a net loss of $260,016 for the nine months ended February 28, 2007, an improvement of $181,037 as compared to a net loss of $441,053 for the same period last year. Such an improvement is mainly due to cost savings in operating expenses of $461,297, net of the decrease in total revenues of $263,949.

Three Months Ended February 28, 2007 and 2006

Revenue

Gross revenue from transaction sales for the three months ended February 28, 2007 were $13,560, a decrease of $67,969 or 83% compared to $81,529 for the same period last year. The reason for such a decrease on transaction sales is because the Company received fewer orders during the third quarter as compared to the same period last year. The Company, however, does not anticipate that transactions sales will remain a significant percentage of the Company's overall business in future periods, because the Company allocates most of its resources and efforts to ASAP Show, FITS, and Buying Trips.

The gross tradeshow revenue for the three months ended February 28, 2007 was $518,292, a decrease of $27,139 or 5% compared to $545,431 for the same period last year. The gross tradeshow revenue of $48,168 for the same period last year was the profit sharing revenues from the sales of Material World show booths. This revenue stream was stopped in this fiscal year. ASAP is no longer promoting Material World Shows.

Gross revenues from the buying trip for the three months ended February 28, 2007 were $2,620, an increase of $2,620 or 100% compared to $0 for the same period last year. This increase was due to there was no buying trip conducted for the three months ended February 28, 2006

Operating Expenses

Operating expenses decreased by $153,631, or 22%, to $549,830 for the three months ended February 28, 2007, as compared to $703,462 for the same period last year. The decrease in operating expenses is primarily due to the decrease in payroll, cost of transaction sales and professional fees. Payroll decreased by $17,943 to $95,590 for the three months ended February 28, 2007, as compared to $113,533 for the same period last year. Cost of transaction sales decreased by $17,366 to $7,121 for the three months ended February 28, 2007 as compared to $24,488 for the same period last year. The decrease in payroll was due to the implementation of the Company’s cost reduction plan. The decrease in cost of transaction sales was due to fewer customer orders in the third quarter. The decrease in professional fees was due to less additional legal and accounting fees in connection with the filing of the Company’s Form 10-SB and related amendments for the same period last year.

Net Loss (Income)

The Company recorded a net loss of $41,188 for the three months ended February 28, 2007, an improvement of $51,751 from loss; as compared to a net loss of $92,939 for the same period last year. Such an improvement from loss is mainly due to the reduction of operating expenses of $153,631, net of the reduction of net revenues from transaction sales, tradeshow revenue and buying trip as a whole of $92,488 and an increase in interest expense of $11,373.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a deficit in working capital of approximately $1,450,702 as of February 28, 2007. During this nine month period ended February 28, 2007, the Company had average monthly expenses of approximately $90,000 (excluding ASAP Show production expenses). Management anticipates maintaining its monthly expenses in the range of $90,000 to $100,000 in the foreseeable future. The Company will focus its efforts on the semi-annual ASAP show in Las Vegas, Buying Trips and FITS, to generate more revenue to cover its minimum average monthly expenses.

At February 28, 2007, the Company has current assets of approximately $54,000. With the net revenue from the ASAP shows, Buying Trips, FITS, continuing support from its major shareholder to provide a revolving line-of-credit, and proceed of issuing Convertible Preferred Shares to China Renyuan, management believes the Company will have enough net working capital to sustain its business through February 2008 and beyond.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, which expires on August 1, 2007 and provides for borrowings up to a maximum of $1,300,000, as amended. The Line carries an interest rate of 10.0% per annum. The balance as of February 28, 2007 was $955,000 and the accrued interest was $15,272.

In addition, the Company had signed a letter of intent (the “LOI”) on December 20, 2006 involving ASAP Show Inc. and China Renyuan International Inc., a Delaware corporation (“Renyuan”). The LOI confirmed the general terms of a financing and reorganization transaction (the “Transaction”). As a result of the Transaction, the shareholders of Renyuan will purchase 100,000 Convertible Preferred Shares for a cash payment of $600,000. ASAP shall issue 200,000 Convertible Preferred Shares in exchange for all of the issued and outstanding shares of common stock of Renyuan. The 300,000 Convertible Preferred Shares will represent 99% of the voting power of ASAP, and may be converted into 99% of the common stock of ASAP after the spin-off ASAP Subsidiary. Upon the closing of the Transaction Agreement, Renyuan will be a wholly owned subsidiary of ASAP Show Inc.

The Report of the Company’s Independent Registered Public Accounting Firm on our May 31, 2006 financial statements includes an explanatory paragraph stating that the Company has incurred recurring losses and has a working capital deficit of $377,135 at May 31, 2006, and that these factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of February 28, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure." (b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company filed a lawsuit against Maureen Storch ("Storch"), Katherine Li ("Li"), Cherry Wang ("Wang") and Global Nexus, Inc., a California Corporation ("Global"), (collectively the four defendants referred to as "Defendants") in the Superior Court of the State of California, County of Los Angeles on February 23, 2006. The claims by the Company against Storch, Li, Wang and Global arose out of certain activities undertaken by them as consultants or employees of the Company. The Company alleges, among other things, that Defendants failed to fulfill their contractual obligations and breached their fiduciary duties to the Company for a number of reasons, including by breach of contract, interference with contract, interference with prospective economic advantage, unfair competition and misappropriation of trade secrets. The Company seeks compensatory damages and injunctive relief.

Mediation was conducted per court order on August 15, 2006. As a result, a global settlement was reached on the same date. In essence, the defendant, Global, agreed to pay certain dollar amount per booth sold till the settlement total amount is reached. If Global fails to pay amounts earned by the Company, Maureen Storch and Katherine Li will be personally liable for such payment. Pursuant to the Settlement Agreement, the entire action (complaint and cross-complaint) was dismissed with prejudice on September 25, 2006.

On March 7, 2006, a complaint was filed against Cyber Merchants Exchange Inc. (“C-Me”) in a Chapter 7 bankruptcy proceeding in U.S. Bankruptcy Court in the District of Delaware in the matter captioned In Re: Factory 2-U Stores, Inc. The complaint seeks to recover from C-ME $91,572 in alleged preferential transfers made to C-ME by the debtor during the ninety-day period prior to the filing of the debtor's bankruptcy petition. C-ME intends to defend against such preference claim by asserting that such transfers were made in the ordinary course of business and such other available defenses.

To the extent C-ME incurs any losses, costs or damages with respect to the preference claim, including attorneys' fees and related costs, the C-ME believes it may recover such losses, costs and damages from Frank Yuan and the Company pursuant to the indemnification provisions under the Transfer Agreement, which C-Me transferred all of its assets and liabilities to the Company. C-ME has informed Frank Yuan and the Company that it intends to seek indemnification from them with respect to the preference claim. Further, C-ME has informed Frank Yuan and the Company that the $50,000 reserve originally due to be paid March 28, 2006 under the terms of the Transfer Agreement will be retained by C-ME until this preference claim is resolved to satisfy any potential indemnity claims.

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

ASAP SHOW, INC. (Registrant)

Date: April 23, 2007	By:	/s/ Frank S. Yuan
Frank S. Yuan
Chairman, Chief Executive Officer