Form 10KSB
period 2007-05-31
ASAP SHOW, INC.
filed 2007-09-10
CIK 1339854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition Period from June 1, 2006 to May 31, 2007

Commission file number: 001-51554

ASAP SHOW, INC.
(Name of small business issuer in its charter)

Nevada	20-2934409
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9436 Jacob Lane, Rosemead, California	91731
(Address of principal executive offices)	(Zip Code)

(626) 636-2530
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001
(Title of class)

Name of exchange on which registered: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant's net revenue for its most recent fiscal year: $1,603,573.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 27, 2007, computed by reference to the closing price of that date, was $957,162, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On August 27, 2007, the registrant had 8,701,480 shares of Common Stock outstanding, $0.001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☒

PART I

FORWARD-LOOKING STATEMENTS

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

ITEM 1. DESCRIPTION OF BUSINESS

ASAP Show, Inc. (the "Company") was incorporated in December 2004 under the laws of the State of Nevada. Until August 13, 2007 the Company was engaged exclusively in operating the business of organizing trade-shows and innovative means of financing international trade.   On August 13, 2007 the Company acquired all of the registered capital of Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of The People’s Republic of China.  Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants.   In this Report the trade show and trade services business is identified as “ASAP Show,” and the oil refining business is identified as “Yili Asphalt.”

I.  ASAP SHOW OPERATIONS

TRADE SHOWS

•
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

•
ASAP BUYING TRIP -It was the first buying tour of its kind designed for United States and European Union buyers prepared to place production orders, license their brands, understand China's distribution channels, find joint venture possibilities and relocate United States textile plants to China. Participation from the United States and European Union included such prominent names such as Fruit of the Loom, Warnaco, Salvatore Ferragamo and Marks & Spencer among others. The Company has arranged 7 buying trips to China till date and a buying trip to Pakistan and Bangladesh in November 2005.

•
FASHION INTERNATIONAL TRADE SHOW (“FITS”) - FITS is the only Licensing Trade show held in China, committed to launch international fashion, accessory and footwear brands into China - the fastest growing consumer market in the world. FITS provides the most cost effective way and "first entry" advantage by finding an experienced partner to act as a Master Licensee to overcome the complexity of the Chinese distribution system.

INTERNATIONAL BRAND MANAGEMENT CONSULTANTS CORP (“IBMC”)

 ASAP show will invest 50% of IBMC, a Corporation incorporated in Nevada on June 11, 2007, a new venture to open franchise chain stores in China for its Licensed International Brands.

EMPLOYEES

As of May 31, 2007, ASAP Show employed 16 full-time employees classified as follows: 2 full-time executive officers; 1 full-time administrative personnel; 5 full-time staff stationed in USA, 1 in India, 1 in Hong Kong and 9 in China. The Company believes that relations with its employees are good.

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

2 Material World at New York Javits Center and Miami Convention Center – Material World established for fabric and trim show in North America. Even though Material World is held in different cities and focus on fabrics and trim, but they are trying to enter apparel sourcing trade show sector.

3 SOURCES trade show - Now in its third year, SOURCES has exhibitors that are non-U.S. based manufacturers of gifts, home and decorative accessories, and handcrafted products that comes the U.S. to do business with wholesalers, importers, distributors, catalog and mail order, and direct volume purchasers.

Although the competitors detailed in the preceding paragraphs may offer similar services to ASAP, ASAP believe that no other company has its range of services, approach to serving the industry or such an experienced management team with years of experience within the apparel industry. ASAP is focused on providing a complete merchandise sourcing solution by providing educational seminars, matchmaking sessions, dedicated country managers and other unique services that interlock each other and are focused on serving buyers' /exhibitors' international sourcing and transaction needs.

RISK FACTORS RELATING TO ASAP SHOW

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

The Company estimates that 30% of its total revenue in 2008 will be from China.

WE EXPECT TO DEPEND ON REVENUE FROM UNPROVEN ASAP TRADE SHOWS, AND GLOBAL FINANCIAL PLATFORM WHICH MAKES OUR REVENUE POTENTIAL UNCERTAIN.

ASAP expects to depend primarily on revenue from trade shows and GFP. The trade shows have generated revenue in the past. Growth in trade shows depends upon venue availability, continued willingness of manufacturers to pay to exhibit and buyers’ willingness to attend

There is no assurance that venues will be available in Las Vegas or that exhibitors will continue to pay fees or that attendees will continue to find it worthwhile to attend. Therefore there is no guarantee that the trade shows will continue to generate revenue or that revenue will meet management's expectations. The GFP is in its development stages. Therefore there is no significant revenue generated from these services. Currently the Company does not anticipate revenue in the near future from the GFP. The Company's primary source of funds will be trade show revenue and the $1,200,000 line of credit provided by Mr. Yuan and certain members of his family.

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

WE ARE DEPENDENT ON FOREIGN GOVERNMENTS SUBSIDIZING THEIR EXPORTERS' EXHIBITION FEES.

The Company heavily relies on foreign alliances with manufacturers and their governments' willingness to subsidize their exporters’ exhibit fees for the trade shows. If a foreign government decides to drop the financial support of its exporters at the trade shows, this will have an immediate negative on the Company's trade show revenue. For example, Macau has been supporting its exporters at the Company's trade shows. If for any reason, the Macau government decides to not pay for its exporters to exhibit, it will be very hard for the exporters to pay on their own.

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

Our business model is retailer/buyer -centric. Successful implementation of it is predicated on our ability to create and nurture strong relationships with retailers/buyers. If we are unable to maintain existing relationships, our revenue profitably will not meet our expectations. Although ASAP believes it can create and maintain the necessary relationships, there is no guarantee that it will.

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

WE HAVE AN ACCUMULATED DEFICIT OF $15,900,838 AS OF MAY 31, 2007 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .

We have history of operating losses, including a net loss of $586,702 in 2007. As of May 31, 2007, we had an accumulated deficit of $15,900,838. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll and interest. We have not been profitable since inception and we do not expect to be profitable in the near future. No assurances can be given as to whether we will ever be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report of independent registered public accounting firm issued in connection with the financial statements for the year ended May 31, 2007 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INTELLECTUAL PROPERTY PROTECTION

ASAP has one patent pending that pertains to business processes: Global Financial Platform. ASAP's GFP eliminates the need for letters of credit by allowing overseas suppliers to ship merchandise to pre-approved retailers/buyers in the United States. ASAP pioneered this process by establishing the first tri-party agreement with US Factor Company and Foreign Bank. In essence, it is the first workable international factoring mechanism. Overseas suppliers, U.S. retailers/buyers, international banks and US Factor Company are linked to ASAP's GFP. Through this arrangement, each of the tri-party participants plays an integral role. First, US Factor Company guarantees the credit worthiness of the U.S. retailers/buyers. Secondly, Foreign Bank provides cash advances up to 80% and acts as the conduit for foreign suppliers to receive payment. Through ASAP's GFP, U.S. retailers/buyers can purchase overseas merchandise, just as they purchase domestic merchandise, with open terms and without the need to open letters of credit. Overseas suppliers ship merchandise to pre-approved retailers without payment risk and receive up to 80% cash advance when they ship the merchandise.

In addition, ASAP has trademarked the following trade names: ASAP Global Sourcing Show(TM), DEPS(TM); FOCASTING(TM); and Internet Sourcing Network(TM).

II. YILI ASPHALT OPERATIONS

Yili Asphalt was organized in 2005 as a limited company under the laws of The People’s Republic of China.  Its offices and manufacturing facilities are located 10 km from the City of Tongliao, which is a prefecture level city in the Inner Mongolia Autonomous Region in northern China.  This location provides the company ready access to customers in the industrial sector of northeast China.

Since 2005 we have been engaged in developing a state-of-the-art facility for refining petroleum to produce three categories of end products:  asphalt, diesel fuel and lubricants.  The facility that we have developed has the capacity to produce, each day, 1300 tons of diesel fuel (current market value - $3680 per ton), 780 tons of asphalt (current market value - $300 per ton), and 520 tons of lubricants (current market value - $600 per ton).  When we launch our operations, we will immediately be the largest asphalt producer in Inner Mongolia.

Our facility is now complete.  And we have finally secured all of the government licenses that we require in order to operate a refinery.  Our plan is to initiate production in September 2007, although achievement of that plan will depend on our success in securing working capital.

Suppliers

The success of our operations will depend in large part on our success in obtaining a steady flow of raw petroleum at favourable prices.  At the present time, we anticipate sourcing petroleum from several channels:

•
Liaohe Oil Field.  Our facility is located near the Liaohe Oil Field, the third largest oil field in China.  Government seismic studies have indicated that the Liaohe Oil Field has reserves of ultra heavy oil in excess of 100 million tons.  Because of the close relationship with the government of our management, in particular our Chairman, who served in the government of Jilin Province for ten years, we expect to obtain a high degree of cooperation from the producers in the Liaohe Oil Field.

•	China National Offshore Oil Corporation. We have a written commitment from CNOOC to supply us with 200,000 tons of petroleum at market price.

•
Ministry of Transportation.  China is experiencing a shortage of asphalt, which is severely hampering its efforts to develop its roadway system.  For this reason, the Ministry of Transportation has indicated a willingness to assist us in obtaining petroleum supplies as needed.   This relationship may prove particularly useful to us, if demand for oil in China continues to push local prices upwards.  The Ministry of Transportation is capable of sourcing mineral waste oil from Russia, which tends to be priced substantially below the Chinese market price for heavy petroleum.

Facilities

Our offices and refinery are located on a parcel of industrial land measuring 126,540 m2, which was leased from the local government for fifty years.  The central portion of our refinery is a 300,000 ton atmospheric and vacuum distillation unit that was designed for us by China Petroleum Engineering Design Co., Ltd.  Our storage facilities consist of:

•	Six tanks for storage of raw petroleum. These tanks have a capacity of 30,000 m3, which is sufficient petroleum to assure full capacity operations for 30 days.

•
Six asphalt storage tanks.  These tanks have a capacity of 12,000 m3, which is adequate to permit us to store twenty days worth of production at 600 tons per day, with the asphalt segregated into four grades.

•	Ten tanks for storage of petroleum distillate. These tanks have an aggregate capacity of 14,000 m3, which is adequate to permit us to store 35 days of production.

At present we receive our raw materials by truck, from which it is piped into our storage tanks to be dehydrated.  After refining, the end products are removed from our facilities by truck.  In 2008, however, we expect a rail line to be built directly to our plant, funded primarily by the government of the Autonomous Region.  That improvement should substantially reduce our transportation costs and reduce delays in both inbound and outbound shipments.

Products

The refining of petroleum to produce asphalt produces two other categories of products as residue:  diesel fuel and lubricating oil.  So our business plan contemplates that we will launch in all three markets at once.  Within those markets, the varieties of end user are numerous.

Asphalt.  Petroleum asphalt is, in the first instance, moved in one of three directions.  It can be burnt to produce coke, which is the main fuel source for steelmaking.  In the alternative, it can be blended with anthracite and liquid asphalt, then used as blast furnace refractory material or as the primary component of electrolyte aluminium anodes, electric steelmaking electrodes, heat exchangers, and for other high temperature resistant uses.  Finally, asphalt can be used undiluted for paving roads and roofs.

In China, the recent rapid industrial expansion has produced an urgent need for improved roadways, which in turn has driven the demand for asphalt beyond the nation’s production capacity.  China now imports a substantial portion of its asphalt requirements, which significantly increases the cost of construction.

Diesel Fuel.  Diesel fuel, generally, falls into two categories:  light diesel fuel and heavy diesel fuel.  Light diesel fuel is the diesel oil used by trucks, tractors and diesel automobiles.  Heavy diesel fuel is used in low speed (up to 1,000 RPM) engines.

The growth in demand for diesel fuel in China has been a function of increased industrial production, with concomitant transportation activity.  Our management believes that demand will continue to grow, fuelled by China’s growing interest in reducing petroleum dependence.  We anticipate a growing trend toward more fuel efficient diesel automobiles, which can help the nation to reach its goals of energy independence and an improved environmental.

Lubricating Oil.  Although a can of common lubricating oil is present in every home where there is a motor, the lubricating oil that Yili Asphalt will produce will be specially refined to meet specific machine requirements.  For example, the bearing case in a grinding machine requires a lubricant of a specific viscosity.  Similarly, metal cutting machinery and the hydraulic systems in industrial equipment each require a lubricant with specific characteristics.  Our plan is to produce the base material for sale to other refiners, who will then perform the finishing processes to produce lubricants to suit those specific industrial needs.

RISK FACTORS RELATING TO YILI ASPHALT

Because we have not yet commenced our production operations, unexpected factors may hamper our efforts to implement our business plan.

We do not expect to record our first sale before September 2007, and even that depends on our success in securing working capital.  Our business plan contemplates that we will engage in a three-pronged marketing operations, involving production and sales of diesel fuel, asphalt as well as lubricants.  Implementation of that business plan will also entail complex production operations and an active sales force.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

Our profits will be limited unless we are able to secure a sufficient supply of heavy oil.

We manufacture our products by refining petroleum.  The price of petroleum on both the Chinese market and the international market is much higher today than it was five years ago, and our expectation is that the price will remain high for the foreseeable future.  Particularly in China, which has experienced unprecedented industrial growth in the past twenty years, the demand for petroleum exceeds the supply.  Therefore, in order to achieve efficient operations, it will be necessary for us to develop redundant sources of heavy oil, as we cannot rely on one or two relationships to provide the steady flow of oil that we will need.  If we are unable to achieve that redundancy and have interruptions in our petroleum supplies, our profitability will be limited.

Fluctuations in oil prices could impede our efforts to achieve profitability.

The market price of crude oil fluctuates dramatically, driven by economic, political and geological factors that are completely outside our control.  We do not intend to engage in hedging against changes in crude oil prices.  As a result, a sudden increase in the cost of our raw material – i.e. oil – could reduce or eliminate our profit margin.  Although we could respond to the increase by a proportionate increase in our price list, competitive forces might prevent us from doing so – in particular competition from asphalt and diesel fuel producers that are themselves oil producers and are thus shielded from the full effect of increased oil prices.

The capital investments that we plan for the next two years may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will invest at least 30 million RMB ($3.8 million) in working capital and acquisitions during the next twelve months, and an undetermined amount in the development of a rail line to our refinery.  We intend to raise a portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

A recession in China could significantly hinder our growth.

The growing demand for petroleum products in China has been swelled, in large part, by the recent dramatic increases in industrial production in China.  The continued growth of our market will depend on continuation of recent improvements in the Chinese economy.  If the Chinese economy were to contract and investment capital became limited, construction projects would be delayed or abandoned, and the demand for our asphalt would be reduced.  Many financial commentators expect a recession to occur in China in the near future.  The occurrence of a recession could significantly hinder our efforts to implement our business plan.

Increased environmental regulation could diminish our profits.

The refining of petroleum involves the production of pollutants.  In addition, the transportation of petroleum products entails a risk of spills that may result in long-term damage to the environment.  At the present time we estimate that our compliance with applicable government regulations designed to protect the environment will cost us 1 million RMB (approximately $125,000) per year.  There is increasing concern in China, however, over the degradation of the environment that has accompanied its recent industrial growth.  It is likely that additional government regulation will be introduced in order to protect the environment.  Compliance with such new regulations could impose on us substantial costs, which would reduce our profits.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled petroleum engineers, production supervisors, transportation specialists and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to petroleum refining may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Yili Asphalt generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of ASAP Show, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive offices in the United States are provided by American Union Securities, which is party to a services agreement with Yili Asphalt.  American Union Securities does not charge any separate rental fee for the premises.

The executive offices and refinery of Yili Asphalt are located on a parcel of industrial land measuring 126,540 m2, which is located 10 km from the City of Tongliao, which is a prefecture level city in the Inner Mongolia Autonomous Region in northern China  The property was leased from the local government for fifty years.

ASAP Show leases its corporate headquarters located at 9643 Jacob Lane, Rosemead, California 91770. Its telephone number is (626) 297-1800. The lease agreement is entered with its CEO Frank Yuan, an arm length transaction, commenced on July 1, 2007, and is a month to month lease. ASAP currently leases approximately 2,500 square feet at an average monthly rent of approximately $3,500.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the NASDAQ Over-the-Counter Bulletin Board ("OTC-BB") May 24, 2006 under the symbol "ASHI".  As of August 27, 2007, there has been limited trading volume.  See more disclosure at “subsequent event”.

HOLDERS OF RECORD

On August 27, 2007, the Company's issued and outstanding common stock totaled 8,701,480 shares, held by approximately 190 shareholders of record and by indeterminate number of additional shareholders through nominee or street name accounts with brokers.

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

SUBSEQUENT EVENT

On August 13, 2007 ASAP Show, Inc. (“ASAP Show”) acquired the outstanding capital stock of Sino-American Petroleum Group, Inc., a Delaware corporation (“Sino-American Petroleum”).  Sino-American Petroleum is a holding company that owns all of the registered capital of Tongliao Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of The People’s Republic of China.  Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants.  All of Yili Asphalt’s business is currently in China.

In connection with the closing of the acquisition (the “Merger”) on August 13, 2007, the following took place:

ASAP Show issued to the shareholders of Sino-American Petroleum 200,000 shares of Series A Preferred Stock, which will be convertible into 569,348,000 shares of common stock after the distribution of the ASAP Holdings shares discussed below.

All of the members of the Board of Directors of ASAP Show other than Frank Yuan resigned.

Frank Yuan elected Chunshi Li, the Chairman of Yili Asphalt, to serve as a member of the Board, and they together elected Chunshi Li to serve as the Chief Executive Officer and Chief Financial Officer of ASAP Show.

Huakang Zhou, Xiaojin Wang and Xiao Hu purchased 100,000 shares of Series A Preferred Stock for $600,000.  The 100,000 shares will be convertible into 284,674,000 shares of common stock after the distribution of the ASAP Holdings shares discussed below.  The three purchasers assigned their interest in most of the Series A Preferred shares to other individuals, none of whom acquired sufficient shares to be a controlling shareholder of ASAP Show.

Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets to ASAP Holdings, Inc., its wholly-owned subsidiary, and ASAP Holdings assumed responsibility for all of the liabilities of ASAP Show that existed prior to the Merger.  At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Holdings.  The management agreement provides that Mr. Yuan will manage ASAP Holdings within his discretion, provided that his actions or inactions do not threaten material injury to ASAP Show.  The management agreement further provides that Mr. Yuan will cause ASAP Holdings to file a registration statement with the Securities and Exchange Committee that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Holdings to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and shareholders of record on that date will receive the shares of ASAP Holdings in proportion to their ownership of ASAP Show common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's audited financial statements and the related notes thereto which are included elsewhere in this report for the years ended May 31, 2007 and 2006, respectively. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Report on Form 10-KSB. ASAP Show’s actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in the Company's filings with the SEC.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective for the fiscal year ending in 2005, the Company changed its fiscal year end from June 30 to May 31. The following table presents comparative information for the years ended May 31, 2007 and 2006.

	5/31/07	5/31/06

Revenues, net	$1,603,573	$1,993,171
Loss from operations	$(490,486)	$(602,120)
Income taxes	$800	$800
Net loss	$(586,702)	$(684,920)
Loss per share-basic and diluted	$(0.07)	$(0.08)

YEAR ENDED MAY 31, 2007 COMPARED TO SAME PERIOD ENDED MAY 31, 2006

The following discussion sets forth information for the year ended May 31, 2007, compared with the same period ended May 31, 2006. This information has been derived in part from the audited consolidated financial statements of the Company contained elsewhere in this Form 10-KSB.

REVENUES

Transaction Sales

During the year ended May 31, 2007, the Company had transaction sales of $282,814 compared to $304,414 for the year ended May 31, 2006. Gross profit from transaction sales for the year ended May 31, 2007 was $31,963, a decrease of $9,374 from $41,337 for the year ended May 31, 2006. The gross profit margin from transaction sales for the year ended May 31, 2006 was 11.3%, compared to 13.1% for the year ended May 31, 2006. Management put a majority of its resources and manpower to its trade show development for 2007, which is the reason why the transaction sales declined for the year ended May 31, 2007, compared with the year ended May 31, 2006. Even though transaction sales gross revenue declined, management will continue this business segment. The Company does not expect this net revenue percentage to grow, as its main focus is on trade show revenue.

Trade Shows

ASAP GLOBAL SOURCING SHOW

The ASAP Global Sourcing Show segment derives revenue principally from the sale of exhibit space, sponsorship and conference attendance fees generated at its events. In 2007, approximately 95% of our trade show revenue was from the sale of exhibit space. Events are generally held on a semi-annual basis in Las Vegas, Nevada. At many of our trade shows, a portion of exhibit space is reserved and partial payment is received as much as 90 days in advance. Cash is collected in advance of an event and is recorded on our balance sheet as deferred revenue. Revenue and related direct event expenses are recognized in the month in which the event is held.

Trade show business is seasonal, with revenue typically reaching its highest levels during the first and third quarters of each fiscal year, largely due to the timing of the ASAP Global Sourcing shows held in February and August each year. In 2007, approximately 58% of our tradeshow revenue was generated during the first quarter (August show) and approximately 42% during the third quarter (February show). Because event revenue is recognized when a particular event is held, we also experience fluctuations in quarterly revenue based on the movement of annual trade show dates from one quarter to another.

ASAP Global Sourcing Show revenues totaled $1,171,400 in the year ended May 31, 2007, compared to $1,299,899 for the year ended May 31, 2006, a decrease of $128,499 or 10% compared to the prior period. This decrease was due to a decrease in number of exhibitors compared to the prior period. Another reason for decreasing exhibitors is because of the Men's Apparel Guild in California's ("MAGIC") establishment of its Sourcing Zone, which is held at the same time as our shows. Management believes the competing show will make it difficult to have significant growth.

FASHION INTERNATIONAL TRADE SHOW (“FITS”)

FITS is the only Licensing Trade show held in China, committed to launch international fashion, accessory and footwear brands into China - the fastest growing consumer market in the world. FITS provides the most cost effective way and "first entry" advantage by finding an experienced partner to act as a Master Licensee to overcome the complexity of the Chinese distribution system.

FITS generates its revenue mostly from booth sales.  In the year ended May 31, 2007, FITS revenues totaled $75,696, compared to $0for the year ended May 31, 2006.

CHINA BUYING TRIPS

China Buying Trip revenues decreased by $278,051 from $316,009 for the year ended May 31, 2006 to $37,958 for the year ended May 31, 2007. This decrease was due to the participants’ buyers from U.S. was decreased because it is not a new idea, and they can go back to China by themselves. Management is planning to conduct multiple, but small size buying trips to China and Southeast Asia countries annually.

ECO SHOW

Eco show revenues totaled $35,705 in the year ended May 31, 2007, compared to zero revenue for the same period last year. Environment concerned green nature products is the main focus of Eco Trade Show, a division of ASAP Show, which was launched its first edition on February 2007

OPERATING EXPENSES

General and administrative expenses consist primarily of ASAP Global Sourcing show production costs, attendee marketing programs, exhibitors' promotion costs, and buying trip expenses. General and administrative expenses decreased by $350,815 or 19% from $1,818,751 for the year ended May 31, 2006 to $1,467,936 in the year ended May 31, 2007.  The decrease in operating expenses is primarily due to the decrease in ASAP show production expenses, ASAP attendee marketing expenses, buying trip expenses and professional fees.  ASAP show production expenses decreased by $58,477 to $799,803 for the year ended May 31, 2007, as compared to $858,282 for the year ended May 31, 2006.  ASAP attendee marketing expenses decreased by $86,015 to $78,371 for the year ended May 31, 2007, as compared to $164,386 for the year ended May 31, 2006.  Buying trip expenses decreased by $107,029 to $17,867 for the year ended May 31, 2007, as compared to $124,896 for the year ended May 31, 2006.  Such decreases in show production expenses, marketing expenses and buying trip expenses were resulted from the implementation of the Company’s cost reduction plan and the decrease in related revenues.  Professional fees decreased by $168,119 to $87,295 for the year ended May 31, 2007, as compared to $255,414 for the year ended May 31, 2006. The decrease in professional fees is primarily related to the additional legal and accounting fees in connection with the filing of the Company's Form 10-KSB and related amendments for the year ended May 31, 2006.

Stock based compensation incurred in fiscal 2007 was due to the Company’s issuing 75,000 shares of common stock to a director as a stock bonus, which was valued at $8,250 (based on the estimated fair value on the date of grant).

Payroll and related benefit expense decreased by $138,191 or 27% to $375,271 for the year ended May 31, 2007 as compared to $513,463 for the year ended May 31, 2006. Such a decrease was mainly due to our continued cost cutting efforts and lowering our headcount.

INTEREST EXPENSE

Interest expense increased to $99,676 during the year ended May 31, 2007 from $82,000 for the year ended May 31, 2006. This increase is related to increase in borrowings on the line of credit from shareholders.

NET LOSS

The net loss for the year ended May 31, 2007 decreased by $98,218 or 14% to $586,702 from $684,920 for the year ended May 31, 2006. The decrease is mainly due to cost savings in operating expenses of approximately $489,007, net of the decrease in total revenues of $389,598 and the increase in interest expense of 17,676.

Net loss per share decreased from $0.08 per share for the year ended May 31, 2006 to $0.07 for the year ended May 31, 2007, due to an increase in number of outstanding shares and decrease in total net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased to a deficit of $749,080 at May 31, 2007 from $377,135 at May 31, 2006, primarily due to the customer deposits and the deposit for the convertible preferred stock received in fiscal 2007. During the year ended May 31, 2007, the Company had average monthly general and administrative expenses of approximately $87,000, excluding ASAP show production costs of approximately $67,000 per month, as compared to $123,000 for year ended May 31, 2006. During the next twelve months, ASAP Show will focus on its trade show business model to generate additional revenue. With the net revenue from its  trade show, control and reduce G & A expenses, and issue preferred stocks to manage its cash flow, and continuing support from its major shareholders to provide a revolving line-of-credit, management believes ASAP Show will have enough net working capital to sustain its business for another 12 months.

The Company has a revolving line-of-credit (the "Line") from Frank Yuan, the Company's CEO and a significant shareholder, and certain members of his family, which expires on August 1, 2008, and provides for borrowings up to a maximum total of $1,300,000, as amended. The Line carries an interest rate of 10.0% per annum. The total balance as of May 31, 2007 was $1,028,307, and the accrued and unpaid interest was $12,185.  In connection with the Merger on August 13, 2007, Mr. Yuan released the Company from liability for the debt, although ASAP Show remains liable to Mr. Yuan.

The forecast of the period of time through which ASAP Shows financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties. ASAP Show’s actual funding requirements may differ materially as a result of a number of factors, including unknown expenses associated with the cost of continuing to implement ASAP Show’s international electronic trading business and ASAP Show expansion.

ASAP Show has no commitments to make capital expenditures for the fiscal year ending May 31, 2008.

Over the next two to five years, ASAP Show plans to utilize a combination of internally generated funds from operations and potential debt and equity financing to fund its long-term growth.

The Report of the Company's Independent Registered Public Accounting Firm on our May 31, 2007 financial statements includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

The Company’s acquisition of Yili Asphalt on August 13, 2007 has created a need for capital.  In addition to Yili Asphalt’s need for working capital to initiate production, its business plan calls for substantial capital investment over the next twelve months.  The primary purposes for which we anticipate a need for capital are:

•
Additional Working Capital for Growth.  We believe there is a high demand for our products in Inner Mongolia and the neighboring provinces.  If we are correct, then demand could enable us to quickly expand our operations to full capacity.  Growth at that rapid rate would require a commitment of many millions of Dollars for working capital.  Our management will have to assess the value of the market opportunities that present themselves, and weight them against the cost of such capital as may be made available to us.

•
Construction of Dedicated Rail Line.  The government of Inner Mongolia has committed to construct a rail line that will have a siding at our refinery.  Construction is scheduled in 2008.  The benefit to us in terms of reduced transportation costs would be substantial.  The government’s proposal, however, contemplates that Yili Asphalt will make a substantial capital contribution toward the construction project.  The amount of the contribution has not been determined.

•
Acquisition of Refinery.  Chunshi Li, our Chairman, has committed to purchase Mongolia Kailu Yili Asphalt Co., Ltd., an asphalt company with a production capacity of 100,000 tons.  He intends to assign his rights in Mongolia Kailu to Yili Asphalt if we are able to fund the cost.  The purchase price will be 20 million RMB (approximately $2.5 million).  In addition, Mongolia Kailu is currently unproductive due to deterioration of its facilities.  In order to bring it back online, we will have to fund the construction of a waterproof coiled material production line at its plant, which will entail an investment of several million more Renminbi.

At the present time, we have received no commitments for the funds required for our planned capital investments.  Obtaining those funds, if we can do so, will require that we issue substantial amounts of equity securities or incur significant debts.  We believe that the expected return on those investments will justify the cost.  However, our plan, if accomplished, will significantly increase the risks to our liquidity.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's audited Financial Statements are set forth beginning on page F-1 in this Form 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's May 31, 2007 Form 10-KSB. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2007, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on his most recent evaluation as of the Evaluation Date, our CEO and CFO has also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting, at the reasonable assurance level, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, and such officer has identified no material weaknesses in our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the  directors and executive officers of the Company as of September 5, 2007.

NAME	AGE	POSITIONS HELD WITH COMPANY

Chunshi Li	51	Chairman and Chief Executive Officer since 2007
Frank S. Yuan	58	Director since 2005

There are no family relationships among any of the directors and executive officers.

The following sets forth certain biographical information concerning each director and executive officer:

CHUNSHI LI. Chunshi Li has over thirteen years experience in the petroleum products industry.  Since 2005 he has served as Chairman of the Board of Yili Asphalt, a company that he founded.  From 1994 to 2005 Mr. Li was employed be other petroleum refiners and distributors.  From 1984 to 1994 Mr. Li was employed in the Provincial Government of Jilin Province as a member of the Political Consultative Conference.

FRANK S. YUAN. Combining decades of experience in the apparel, banking, real estate, insurance and computer industries, Frank Yuan has developed and started multiple new ventures in his 30 plus years as an immigrant in the United States. Before the Company, Mr. Yuan founded multi-million dollars of business in men's apparel private label & wholesale company, a "Knights of Round Table" sportswear line, a "Uniform Code" sweater line, and men's clothing retail store chain. Mr. Yuan also founded UNI-Fortune, a real-estate development company, and co-founded United National Bank, Evertrust Bank, Western Cities Title Insurance Company and Serv-American National Title Insurance. Mr. Yuan received a B.A. degree in economics from Fu-Jen Catholic University in Taiwan and a M.B.A. degree from Utah State University. Mr. Yuan was a director & CEO of C-ME since 1996 and ASAP Show since 2005.

COMMITTEES

The Board of Directors does not have an audit committee or a compensation committee, due to the small size of the Board.  The Board of Directors also does not have an audit committee financial expert, due to the recent change in management of the Company.

CODE OF ETHICS

The Company did not have formal written values and ethical standards, due to the small number of members of management.

 ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the compensation we have paid to each executive officer and all executive officers as a group, for the fiscal years ended May 31, 2007 and 2006, annual compensation, including salary and bonuses paid by the Company to the Chief Executive Officer. No other executive officers received more than $100,000 during the fiscal years-ended May 31, 2007 and 2006. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted for the periods ended May 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation

Yuan, Frank	2007	$150,000	$-	$-	$-	N/A	$-	$-
(CEO)	2006	$150,000	$-	$-	$-	N/A	$-	$-

COMPENSATION OF DIRECTORS

All outside directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as directors of the Company and do not receive any payroll.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are 8,626,480 shares of ASAP Show common stock issued and outstanding.  In addition, there are 300,000 shares of Series A Convertible Preferred Stock issued and outstanding, which can be converted into 854,022,000 common shares.  Therefore, the total outstanding common stock on a fully-diluted basis is 862,648,480 shares.  The holders of the Series A Preferred Stock have voting power equivalent to the common shares into which the Series A shares are convertible.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock (assuming conversion of the Series A Convertible Preferred Stock) by the following:

•	each shareholder who beneficially owns more than 5% of our common stock (on a fully-diluted basis);

•	Chunshi Li, our Chief Executive Officer

•	each of the members of the Board of Directors; and

•	all of our officers and directors as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Chunshi Li	186,504,601	21.6%
Frank Yuan	2,901,311	0.3%

All officers and directors as a group (2 persons)	189,405,912	22.0%
________________________________
(1)    Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has a revolving line of credit totaling $1.3 million with Frank Yuan and certain members of his family. The line of credit bears interest at 10% per annum and expires on August 1, 20087, as amended. During fiscal 2007 and 2006, the Company incurred interest expense totaling $99,676 and $82,000 in connection with the Line. At May 31, 2007, the balance of the Line was $1,028,307, and the accrued and unpaid interest was $12,185.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1*	Articles of Incorporation
3.1a**	Certificate of Designation of Series A Preferred Stock
3.2*	Bylaws
10.1**	Share Purchase and Merger Agreement dated as of May 24, 2007 among ASAP Show, Inc., CRI Acquisition Corp., and Sino-American Petroleum Group, Inc.
10.2**	Assignment and Assumption Agreement dated as of August 13, 2007 among ASAP Show, Inc., ASAP Holdings, Inc. and Frank Yuan.
10.3*	Promissory Note from the Company to Frank Yuan
10.4***	Promissory Note from the Company to Vicky Yuan, Frank Yuan and Jerome Yuan
31	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Filed as an exhibit to the Company's Form 10-SB, as amended, and incorporated herein by reference.
**	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 13, 2007 and incorporated herein by reference.
***	Filed as an exhibit to the Company’s Form 10-KSB for the year ended May 31, 2006, filed on September 13, 2006 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid by the Company for professional services rendered for the audits of the annual financial statements and fees billed for other services rendered by its principal accountants:

Type of Services Rendered	2007	2006

Audit Fees	$12,000	$38,000
Audit-Related Fees	$3,000	$10,900
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit related services include fees incurred during the period ended May 31, 2007 and 2006 related to the Company's distribution of the ASAP shares.

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

ASAP SHOW, INC.

Date: September 7, 2007	By:	/s/ Chunshi Li
Chunshi Li
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chunshi Li	Date: September 7, 2007
Chunshi Li
Chief Executive Officer, Chief Financial Officer and Director

By:	/s/ Frank S. Yuan	Date: September 7, 2007
Frank S. Yuan
Director

19

ASAP SHOW, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS

ASAP SHOW, INC.

We have audited the accompanying balance sheet of ASAP Show, Inc. for the year ended May 31, 2007 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended May 31, 2006 were audited by other auditors whose report, dated August 22, 2006, expressed an unqualified opinion with a going concern explanation.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASAP Show, Inc. as of May 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sutton Robinson Freeman & Co., P. C. Tulsa, OK August 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
ASAP SHOW, INC.

We have audited the accompanying statements of operations, shareholders' deficit, and cash flows of ASAP Show, Inc. (the "Company") for the year ended May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
(formerly Corbin & Company, LLP)
Irvine, CA
August 22, 2006

ASAP SHOW, INC.
BALANCE SHEET
 MAY 31, 2007

ASSETS
Current assets:
Cash	$54,717
Other receivable	1,254
Due from affiliated company	37,174

Total current assets	93,145
Other assets	9,800

Total assets	$102,945

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$286,367
Deferred revenue	67,184
Customer deposits	88,675
Issuable convertible preferred	400,000

Total current liabilities	842,226

Line of credit, shareholders	1,028,307
Commitments and contingencies
Shareholders' deficit:
Common stock, $0.001 par value; 45,000,000 shares
authorized; 8,701,480 shares issued and outstanding	8,701
Capital contribution receivable	(50,000)
Additional paid-in capital	14,174,549
Accumulated deficit	(15,900,838)

Total shareholders' deficit	(1,767,588)

Total liabilities and shareholders' deficit	$102,945

The accompanying notes are an integral part of these financial statements.

ASAP SHOW, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2007 AND MAY 31, 2006

	2007	2006

Revenues:
Transaction apparel sales	$282,814	$304,414
Tradeshow revenue	1,282,801	1,372,748
Buying trip	37,958	316,009
Total revenues	1,603,573	1,993,171

Operating expenses:
Cost of transaction sales	250,852	263,077
General and administrative	1,459,686	1,818,751
Payroll and related benefits	375,271	513,463
Stock-based compensation	8,250	-
Total operating expenses	2,094,059	2,595,291

Loss from operations	(490,486)	(602,120)

Other income (expense):
Other income	4,260	--
Interest expense	(99,676)	(82,000)
Total other income (expense)	(95,416)	(82,000)

Loss before income taxes	(585,902)	(684,120)

Income taxes	800	800

Net loss	$(586,702)	$(684,920)

Basic and diluted net loss available to common
shareholders per share	$(0.07)	$(0.08)

Weighted-average number of common shares
outstanding, basic and diluted	8,674,151	8,626,480

The accompanying notes are an integral part of these financial statements.

ASAP SHOW, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2007 AND MAY 31, 2006

	Common Stock
	Shares	Amount	Capital Contribution Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance, May 31, 2005	8,626,480	$8,626	$--	$13,751,375	$(14,629,216)	$(869,215)

Capital contribution from reverse spin-off reorganization	--	--	(50,000)	415,000	--	365,000
Net loss	--	--	--	--	(684,920)	(684,920)

Balance, May 31, 2006	8,626,480	$8,626	$(50,000)	$14,166,375	$(15,314,136)	$(1,189,135)

Issuance of common stock as Compensation	75,000	75	--	8,174	--	8,249
Net loss	--	--	--	--	(586,702)	(586,702)

Balance, May 31, 2007	8,701,480	$8,701	$(50,000)	$14,174,549	$(15,900,838)	$(1,767,588)

The accompanying notes are an integral part of these financial statements.

ASAP SHOW, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 AND MAY 31, 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(586,702)	$(684,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of common stock issued as compensation
Changes in operating assets and liabilities:

Accounts receivable	25,160	75,733
Prepaid expenses	2,658	62,096
Other receivable	(1,254)	--
Other assets	--	1,568
Accounts payable and accrued expenses	(68,244)	(79,493)
Deferred revenue	(54,251)	(65,558)
Customer deposits	88,675	--

Net cash used in operating activities	(585,708)	(690,574)

Cash flows from investing activities:
Payments for affiliated company	(37,174)	--

Net cash used in operating activities	(37,174)	--

Cash flows from financing activities:
Proceeds from capital contribution	--	365,000
Repayment of loan payable	--	(100,000)
Advances from line of credit, shareholders	1,476,636	958,800
Repayments on line of credit, shareholders	(1,270,129)	(532,000)
Proceeds from issuable convertible preferred stock	400,000	--

Net cash provided by financing activities	606,507	691,800

Net increase in cash	(16,375)	1,226
Cash, beginning of period	71,092	69,866

Cash, end of period	$54,717	$71,092

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$104,129	$77,948

Income taxes	$800	$800

Supplemental schedule of non-cash investing and financing activities:
Capital contribution receivable	$--	$50,000

The accompanying notes are an integral part of these financial statements.

ASAP SHOW, INC.
NOTES TO FINANCIAL STATEMENTS
 MAY 31, 2007 AND 2006

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

Effective for fiscal 2005, the Company changed its fiscal year end from June 30 to May 31. The following table presents information for the year ended May 31, 2007 and May 31, 2006:

	5/31/07	5/31/06

Revenues, net	$1,603,573	$1,993,171
Loss from operations	$(490,486)	$(602,120)
Income taxes	$800	$800
Net loss	$(586,702)	$(684,920)
Loss per share-basic and diluted	$(0.07)	$(0.08)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception. The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing operations.

At May 31, 2007, the Company has an accumulated deficit of approximately $15,900,838, negative working capital of approximately $749,080 and a lack of profitable operating history. The Company hopes to increase revenues from its trade shows and buying trips. In the absence of significant increases in revenues, the Company intends to fund operations through additional debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

There were no significant sales concentrations for fiscal 2007 or 2006 nor accounts receivable concentrations at May 31, 2007.

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

Property and equipment are fully depreciated at May 31, 2007.

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

Income Taxes

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

Loss Per Share

Under SFAS No. 128, "Earnings per Share," basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

Fair Value

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

Advertising

The Company expenses the cost of advertising when incurred as general and administrative expenses. Advertising expenses were approximately $93,000 and $178,000 for fiscal 2007 and 2006, respectively. Advertising costs consist primarily of costs associated with the promotion of ASAP Global Sourcing Show awareness.

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

Recent Accounting Pronouncements

As of May 31, 2007, the Company has not issued any share-based payments to its employees.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of June 1, 2006.

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

In March 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156), which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities.  The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006.  The Company does not expect the adoption of SFAS156 to have a material effect on its financial statements and related disclosures.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans– an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company is currently assessing the impact of adopting SFAS 158 on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company's present or future financial statements.

NOTE 2 – DUE FROM AFFILIATED COMPANY

The Company paid some expenses for an affiliated company, IBMC in which the Company is one of the major shareholders and the Company’s significant shareholder, Frank Yuan is also a major shareholder.  There is no written note for the working capitals loaned to IBMC.

NOTE 3 – ISSUABLE CONVERTIBLE PREFERRED STOCK

As of May 31, 2007, The Company has received a deposit of $400,000 as part of $600,000 total purchase price for 100,000 shares of convertible preferred stock.

On August 13, 2007 ASAP Show, Inc. (“ASAP Show”) acquired the outstanding capital stock of Sino-American Petroleum Group, Inc., a Delaware corporation (“Sino-American Petroleum”).  In connection with the closing of the acquisition (the “Merger”) on August 13, 2007, ASAP Show issued to the shareholders of Sino-American Petroleum 200,000 shares of Series A Preferred Stock, which will be convertible into 569,348,000 shares of common stock and Huakang Zhou, Xiaojin Wang and Xiao Hu purchased 100,000 shares of Series A Preferred Stock for $600,000.  The 100,000 shares will be convertible into 284,674,000 shares of common stock.  The three purchasers assigned their interest in most of the Series A Preferred shares to other individuals, none of whom acquired sufficient shares to be a controlling shareholder of ASAP Show.

NOTE 4 - LINE-OF-CREDIT FROM SHAREHOLDER AND LOAN PAYABLE

The Company has an unsecured revolving line-of-credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer, and certain family members which expires on August 1, 2008 and provides for borrowings up to a maximum of $1,300,000, as amended. The Line carries an interest rate of 10.0% per annum. The balance as of May 31, 2007 was $1,028,307, and the accrued and unpaid interest was $12,185.

During fiscal 2007 and 2006, the Company incurred interest totaling $99,676 and $82,000 in connection with the Line.

NOTE 5 - INCOME TAXES

Income tax expense for the year ended May 31, 2007 and May 31, 2006 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to the loss before income taxes as a result of the following:

	2007	2006

Computed "expected" tax benefit	$(199,200)	$(233,000)
Adjustment in income taxes resulting from:
Change in valuation allowance	211,400	326,000
Deferred revenue	22,800	(22,000)
State and local income taxes, net of
federal effect	(34,200)	(40,000)
Tax attributes of C-ME not
retained by the Company	-	-
Other	-	(30,200)

	$800	$800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2007 are presented below:

Deferred tax assets:
Net operating loss carry forwards	$233,400
Other	(22,000)
211,400

Less valuation allowance	(211,400)
Net deferred tax assets	$--

As of May 31, 2007, the Company had Federal and state net tax operating loss carry forwards of approximately $1,270,700 available to offset future taxable income, respectively. The carry forwards expire in varying amounts through 2027.

NOTE 6 - SHAREHOLDERS' DEFICIT

Options and Warrants

The Company does not have a stock option plan or any options or warrants issued and outstanding as of May 31, 2007.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space under a non-cancelable operating lease agreement.  The lease provides for monthly lease payments approximating $4,990 and expires on June 30, 2007. Future minimum lease payments under non-cancelable operating leases as of May 31, 2007 approximate the following:

Year Ending May 31,
2008	$5,000

Starting July 1, 2007, the Company will lease office space under month to month lease agreement with its CEO Frank Yuan, an arms length transaction. The lease provides for monthly lease payments.

Rent expense for the year ended May 31, 2007 and May 31, 2006 was approximately $62,000 and $60,000, respectively.

Litigation

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

NOTE 8 - BUSINESS SEGMENTS

Reportable business segments as of and for the year ended May 31, 2007 and May 31, 2006 were as follows:

	2007	2006

Revenues:
Transaction sales	$282,814	$304,414
Trade shows	1,282,801	1,372,748
Buying trips	37,958	316,009

	$1,603,573	$1,993,171

Income (loss) from operations:
Transaction sales	$31,963	$41,337
Trade shows	(542,539)	(640,173)
Buying trips	20,090	191,113
Corporate	--	(194,397)

	$(490,486)	$(602,120)

Identifiable assets:
Transaction sales	$--	$--
Trade shows	102,945	98,230
Buying trips	--	10,480

	$102,945	$108,710

Net sales as reflected above consist of sales to unaffiliated customers only as there were no significant intersegment sales during the years ended May 31, 2007 and May 31, 2006. There were no significant capital expenditures during fiscal 2007 or 2006.

There was no significant concentration on net segment sales for the year ended May 31, 2007 and May 31, 2006.

Trade Show revenue relates to the Company's Las Vegas, Nevada, and China show.