Form 10QSB
period 2007-09-30
ASAP SHOW, INC.
filed 2007-11-19
CIK 1339854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER:1-51554

---------------

CHINA YILI PETROLEUM COMPANY

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	20-2934409__
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

c/o American Union Securities
100 Wall St. 15th Floor New York, NY                 10005
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-232-0120

           Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  (or for such  shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

           Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

          APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 19, 2007
Common Stock: 8,626,480 shares

           Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|.

CHINAYILI PETROLEUM COMPANY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

CHINA YILI PETROLEUM COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED) (U.S. $)

ASSETS
CURRENT ASSETS:
Cash	$101,201
Due from affiliated company	150,389
Other sundry current assets
TOTAL CURRENT ASSETS	256,187

PROPERTY AND EQUIPMENT, NET	8,101,432

TOTAL ASSETS	$8,357,619

CURRENT LIABILITIES:
Accounts payable	$1,396,061
Accrued expenses	306,577
Due to stockholders	142,527
Note payable - stockholders

TOTAL CURRENT LIABILITIES	2,928,302

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized 8,701,480 shares issued and outstanding	8,701
Preferred stock, $0.001 par value, 300,000 shares authorized, issued and outstanding	300
Additional paid-in capital	5,644,515
Accumulated deficit	(409,845)
Accumulated other comprehensive income	185,646
TOTAL STOCKHOLDERS’ EQUITY	5,429,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,357,619

See notes to financial statements

CHINA YILI PETROLEUM COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (U.S. $)

THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED
		SEPTEMBER 30,
2007	2006	2007	2006

SALES	$508,612	$ -	$508,612	$ -
COST AND EXPENSES
Cost of sales	345,866	-	345,866	-
Research and development	-	43,849	-	43,849
General and administrative	165,339	13,226	444,161	13,226
Interest expense, net	13,215	-	12,493	-
TOTAL COSTS AND EXPENSES	524,420	57,075	802,520	57,075

NET LOSS	$(15,808)	$(57,075)	$(293,908)	$(57,075)

Loss per share	(0.002)	-	(0.034)	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	8,701,480	-	8,701,480	-

See notes to financial statements

CHINA YILI PETROLEUM COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (U.S. $)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES:

Net loss	$(293,908)	$(57,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	65,521	-
Changes in operating assets and liabilities:
Prepaid expenses and sundry current assets	(61,596)	-
Accounts payable	(745,641)	2,394,249
Accrued expenses, taxes and sundry current liabilities	(21,738)	14,916
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,057,362)	2,352,090

INVESTING ACTIVITIES:
Acquisition of property and equipment	(25,980)	(6,898,731)
NET CASH USED IN INVESTING ACTIVITIES	(25,980)	(6,898,731)

FINANCING ACTIVITIES:
Proceeds from note payable - stockholder	134,830	-
Due to stockholder	(416,517)	176,026
Capital contribution	-	6,505,154
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(281,687)	6,681,180

EFFECT OF EXCHANGE RATE ON CASH	47,584	(530)

INCREASE (DECREASE) IN CASH	(1,317,445)	2,134,009

CASH – BEGINNING OF PERIOD	1,418,646	-

CASH – END OF PERIOD	$101,201	$2,134,009

See notes to financial statements

CHINA YILI PETROLEUM COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

1	MERGER TRANSACTION

On August 13, 2007 ASAP Show, Inc. ("ASAP Show") acquired the outstanding capital stock of Sino-American Petroleum Group, Inc., a Delaware Corporation ("Sino-American Petroleum"). Sino-American Petroleum is a holding company that owns all of the registered capital of Tongliao Yili Asphalt Co. ("Yili Asphalt"), a corporation organized under the laws of the People's Republic of China ("PRC").

In connection with the closing of the acquisition (the "Merger") on August 13, 2007, the following took place:

  ASAP Show issued to the stockholders of Sino-American Petroleum 200,000 shares of Series A Preferred Stock, which will be convertible into 569,348,000 shares of common stock after the distribution of the ASAP Holdings shares discussed below

  The Company issued 100,000 shares of Series A Preferred Stock for $600,000. The 100,000 shares will be convertible into 284,674,000 shares of common stock after the distribution of the ASAP Holdings shares discussed below. The three purchasers assigned their interest in most of the Series A Preferred shares to other individuals, none of whom acquired sufficient shares to be a controlling stockholder of ASAP Show.

Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets of ASAP Holdings, Inc., its wholly owned subsidiary, and ASAP Holdings assumed responsibility for all of the liabilities of ASAP Show that existed prior to the merger. At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Holdings. The management agreement provides that Mr. Yuan will cause ASAP Holdings to file a registration statement with the Securities and Exchange Commission, that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Holdings to the holders of its common stock. After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and stockholders of record on that date will receive the shares of ASAP Holdings in proportion to their ownership of ASAP Show common stock.

The merger of Yili Asphalt into the Company is accounted for as a reverse merger. Accordingly, the historic financial statements of Yili Asphalt replaced the historic financial statement of the Company prior to the reverse merger. On October 22, 2007, ASAP Show, Inc. changed its corporate name to China Yili Petroleum Company (the "Company").

2	BUSINESS DESCRIPTION

Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil, and lubricants in China. ASAP Show, Inc. is engaged in the business of organizing trade-shows and innovative means of financing international trade. All revenue and substantially all expenses included in the financial statements relate to ASAP Show, Inc.

3	BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Yili Asphalt and ASAP Show, Inc. All significant inter-company balances and transactions have been eliminated.

4	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, at September 30, 2007, the Company's current liabilities exceeded its current assets by $2,672,115. In addition, Yili Asphalt has not generated any revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Cash

The Company maintains cash with financial institutions in the PRC. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company’s investment strategy.

Inventories

Inventories, consisting of raw materials and supplies, are valued at the lower of cost as determined by the first-in, first out method or market.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109" which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates solely in the PRC, the Company's functional currency is the Chinese Yuan ("RMB").    Assets and liabilities are translated into U.S. Dollars at the exchange rates as of the balance sheet date and records the related translation adjustments as a component of other comprehensive income (loss).  Revenue and expenses are translated using average exchange rates prevailing during the period.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Foreign currency transaction gains and losses are included in current operations.

6	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	AMOUNT	LIFE
Right to use land	$224,143	50 years
Building and building improvements	1,623,156	39 years
Machinery and equipment	4,297,959	7 years
Office equipment and furniture	49,190	7 years
Automobiles	139,716	7 years
	6,334,164
Accumulated depreciation	65,521
	6,268,643
Construction in progress	1,832,789
	$8,101,432

7	NOTE PAYABLE - STOCKHOLDERS

ASAP Holdings, Inc., a subsidiary of the Company, has an unsecured revolving line of credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and certain family members which expires on August 1, 2008 and provides for borrowings up to a maximum of $1,300,000, as amended. The Line carries an interest rate of 10.0% per annum.

8	DUE TO STOCKHOLDERS

These amounts are non-interest bearing and are due on demand.

9	BUSINESS SEGMENTS Yili Asphalt ASAP Show Revenue - 508,612 Expenses 363,555 438,965 Assets 8,110,855 246,763

10	DUE FROM AFFILIATE

These amounts represent expenses paid on behalf of a related party. Amounts are non-interest bearing and due on demand.

11	RENTAL COMMITMENTS

Yili Asphalt acquired a 50 year land lease from the PRC. The cost to acquire the lease was approximately $225,000. The amount is being amortized over the life of the lease. Amortization expense for the nine months ended September 30, 2007 was approximately $3,300. ASAP Show leases office space under a month-to-month lease agreement with a major stockholder. The lease provides for monthly lease payments of $3,300. Rental expense charged for the nine months ended September 30, 2007 was $2,250.

12	EARNINGS PER SHARE

Outstanding shares prior to August 13, 2007, the date of the Merger, are indeterminable. The total shares issued are therefore used as the average shares outstanding.

13	RISK FACTORS

Vulnerability due to Operations in PRC

The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

The People's Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

Due to certain restrictions on currency exchanges that exist in the PRC, the Company's ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash.  As of September 30, 2007, substantially all of the Company's cash was managed by financial institutions.

Other Risks

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations. The Company's cost to comply with these laws and regulations are charged to expenses are incurred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Outline of Our Business

China Yili Petroleum Company (the “Company”) was incorporated in December 2004 under the laws of the State of Nevada. Until August 13, 2007 the Company was engaged exclusively in operating the business of organizing trade-shows and innovative means of financing international trade.   On August 13, 2007 the Company acquired all of the registered capital of Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of The People’s Republic of China.  Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants.

Yili Asphalt was organized in 2005 as a limited company under the laws of The People’s Republic of China.  Its offices and manufacturing facilities are located 10 km from the City of Tongliao, which is a prefecture level city in the Inner Mongolia Autonomous Region in northern China.   Since 2005 Yili Asphalt has been engaged in developing a state-of-the-art facility for refining petroleum to produce three categories of end products:  asphalt, diesel fuel and lubricants.  The facility that it has developed has the capacity to produce, each day, 1300 tons of diesel fuel (current market value - $3680 per ton), 780 tons of asphalt (current market value - $300 per ton), and 520 tons of lubricants (current market value - $600 per ton).  When we launch our operations, we will immediately be the largest asphalt producer in Inner Mongolia.

Our facility is now complete.  And we have finally secured all of the government licenses that we require in order to operate a refinery.  Our plan is to initiate production as soon as we are able to secure the necessary working capital.

Currently, therefore, the Company has two subsidiaries:

•

ASAP Holdings, Inc., which carries on the show and trade services business, and the oil refining business, and

•

Yili Asphalt Co., which carries on the oil refinery business.

ASAP Holdings is currently preparing a registration statement in contemplation of a spin-off of ASAP Holdings by the Company.  After the Securities and Exchange Commission declares the registration statement effective, the Company will declare a dividend to its shareholders of all of the outstanding stock of ASAP Holdings.  The Company will thereafter be engaged exclusively in the refinery business.

Results of Operations

All of the revenue and most of the expenses reported by the Company for the three months ended September 30, 2007 were generated by ASAP Holdings.  These do not, however, reflect all of the revenue and expenses of ASAP Holdings for that three month period.  Because the merger of Yili Asphalt into the Company on August 13, 2007 is accounted for as a reverse merger, the historic financial statements of Yili Asphalt have replaced the historic financial statements of the Company prior to the reverse merger.  Only the results of operations of ASAP Holdings occurring after August 13, 2007 are consolidated in the financial results reported in this Quarterly Report.  For this reason the Company’s statements of operations for the nine months ended September 30, 2006 reflects only the relatively low level of expenses incurred by Yili Asphalt in that period, and none of the revenue or expenses previously reported by the Company for that period.

The $508,612 in revenue reported by ASAP Holdings for the period from August 13, 2007 to September 30, 2007 arose primarily from its business of selling exhibit space at trade shows.  Trade show business is seasonal, however, with revenue typically peaking at the time of the ASAP Global Sourcing shows held in February and August each year.  In the twelve months that ended on May 31, 2007, approximately 58% of annual tradeshow revenue was generated by ASAP Holdings in connection with its August show and approximately 42% in connection with its February show. The revenue reported in this Quarterly Report, therefore, is not indicative of the annual revenue that ASAP Holdings will realize.

Of the $524,420 in expenses reported by the Company for the quarter ended September 30, 2007, $438,965 were attributable to the operations of ASAP Holdings for the period from August 13, 2007 to September 30, 2007.  These expenses generally involve production costs, marketing expenses, promotion costs and travel expenses relating to the show staged in August.

ASAP Holdings realized net income of $69,647 for the period from August 13, 2007 to September 30, 2007.  For the three months ended September 30, 2007, Yili Asphalt realized a net loss of $85,455.  For the nine months ended September 30, 2007, Yili Asphalt realized a net loss of $363,555.  Yili Asphalt’s expenses relate to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  The Company also incurred administrative expenses during the quarter relating to the merger of Yili Asphalt into the Company.

Liquidity and Capital Resources

The Company’s agreement with the management of ASAP Holdings provides that ASAP Holdings will, after it is spun-off to the Company’s shareholders, indemnify the Company against any liabilities that arose prior to August 13, 2007 or that relate to the business of ASAP Holdings. For this reason, the discussion of liquidity and capital resources below involves the business plan and resources of Yili Asphalt only.

Management anticipates that Yili Asphalt will commence revenue-producing operations in the coming months.  In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations.  Management plans to approach a Chinese bank in order to borrow those funds from a Chinese bank on a secured basis, since Yili Asphalt has $8.1 million in capital assets on its books that are currently free of liens.  To date, however, it has not obtained a commitment for the funds.  If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

Because the Company’s refining process yields three different end products (asphalt, diesel fuel, lubricants), the Company’s initial operations will entail a sudden increase in working capital demands.  Among the more significant funding demands will be:

•

Inventory.  Yili Asphalt will have to fund the carrying cost of a large inventory of products, including the investment in raw petroleum, the cost of storage, and the cost of transportation.

•

Marketing.  Yili Asphalt intends to engage in direct marketing of all products lines.  Management expects that its direct marketing program will prove to be more efficient over the long term than a distribution network.  However, the initial burden on its working capital will be considerable, as Yili Asphalt will have to carry the full cost of a sales staff, the expenses of their marketing activities, such as travel, entertainment, and promotion, and the expenses attendant to sales accounting.

•

Potentially Inefficient Use of Facilities.  To optimize the utilization of our refinery, we will have to generate sales of our products in the proportions in which the refinery is designed to produce them:  roughly 6:3:2 for fuel, asphalt and lubricants respectively.  It is unlikely that sales will occur naturally in those proportions.  If sales in one or two of the categories lag the other(s), management will face the Hobson’s choice of delaying production in the faster selling category, thus losing the benefit of the demand for that category, or tolerating excess inventories of the slower selling categories.  This situation would result in additional demands on our working capital.

In addition to our need for working capital to initiate production, our business plan calls for substantial capital investment over the next twelve months.  The primary purposes for which we anticipate a need for capital are:

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

Off-Balance Sheet Arrangements

The Company has no any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Because we have not yet commenced our production operations, unexpected factors may hamper our efforts to implement our business plan.

We do not expect to record our first sale before the end of 2007, and even that depends on our success in securing working capital.  Our business plan contemplates that we will engage in a three-pronged marketing operation, involving production and sales of diesel fuel, asphalt as well as lubricants.  Implementation of that business plan will also entail complex production operations and an active sales force.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

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

Yili Asphalt generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of the Company, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

The Company is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years,

due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the Company’s shareholders will have no effective means of exercising control over the Company’s operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Yili Petroleum’s third fiscal quarter that has materially affected or is reasonably likely to materially affect Itlinks Group’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On August 13, 2007, in connection with the reverse merger of Sino-American Petroleum Group, Inc. into a wholly owned subsidiary of the Company, the Company sold 100,000 shares of a new Series A Preferred Stock to three individuals affiliated with Sinco-American Petroleum Group for $600,000.  The Series A Preferred Stock is convertible into 284,674,000 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

On August 13, 2007, in connection with the reverse merger of Sino-American Petroleum Group, Inc. into a wholly owned subsidiary of the Company, the Company issued 200,000 shares of Series A Preferred Stock to the previous shareholders of Sino-American Petroleum Group.  The

Series A Preferred Stock is convertible into 569,348,000 shares of common stock. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the merger, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2008.

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA YILI PETROLEUM COMPANY

Date: November 19, 2007

By: /s/ Chunshi Li

      Chunshi Li, Chief Executive Officer