Form 10QSB/A
period 2007-09-30
CHINA YILI PETROLEUM CO
filed 2007-11-27
CIK 1339854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to FORM 10-QSB

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

SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

CHINA YILI PETROLEUM COMPANY

CONSOLIDATED BALANCE SHEET (UNAUDITED) (U.S. $)

ASSETS
CURRENT ASSETS:
Cash	$101,201
Due from affiliated company	150,389
Other sundry current assets	4,597
TOTAL CURRENT ASSETS	256,187

PROPERTY AND EQUIPMENT, NET	8,101,432

TOTAL ASSETS	$8,357,619

CURRENT LIABILITIES:
Accounts payable	$1,396,061
Accrued expenses	306,577
Due to stockholders	142,527
Note payable - stockholders	1,083,137

TOTAL CURRENT LIABILITIES	2,928,302

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized 8,701,480 shares issued and outstanding	8,701
Preferred stock, $0.001 par value, 300,000 shares authorized, issued and outstanding	300
Additional paid-in capital	5,644,515
Accumulated deficit	(409,845)
Accumulated other comprehensive income	185,646
TOTAL STOCKHOLDERS’ EQUITY	5,429,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,357,619

See notes to financial statements

CHINA YILI PETROLEUM COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (U.S. $)

THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED
		SEPTEMBER 30,
2007	2006	2007	2006

SALES	$508,612	$ -	$508,612	$ -
COST AND EXPENSES
Cost of sales	345,866	-	345,866	-
Research and development	-	43,849	-	43,849
General and administrative	165,339	13,226	444,161	13,226
Interest expense, net	13,215	-	12,493	-
TOTAL COSTS AND EXPENSES	524,420	57,075	802,520	57,075

NET LOSS	$(15,808)	$(57,075)	$(293,908)	$(57,075)

Loss per share	(0.002)	-	(0.034)	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	8,701,480	-	8,701,480	-

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