Form 10KSB
CHINA YILI PETROLEUM CO
filed 2008-04-15
CIK 1339854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 2007.

                                            OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-51554

CHINA YILI PETROLEUM COMPANY
(Name of Small Business Issuer in its Charter)

Nevada                                                                                                                                                                                                                                                                      20-2934409
(State or other jurisdiction                                                                                                                                                                                                                       (I.R.S. Employer ID Number)
 of incorporation or organization)

c/o American Union Securities, Inc. 100 Wall Street, 15th Floor, New York, NY 10005
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes ____      No __X__

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes __X__     No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____       No  _X__

State the issuer’s revenues for its most recent fiscal year: $ 561,032.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of April 9, 2008 was $35,344,800.

As of April 9, 2008 the number of shares outstanding of the Registrant’s common stock was 22,139,994 shares, $.001 par value.

Transitional Small Business Disclosure Format:	Yes____	No __X__

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding China Yili Petroleum Company, its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•	We have not yet commenced our petroleum production operations. So problems may occur with production or marketing that we have not anticipated.
•	We will not be able to fully implement our business plan unless we obtain several million dollars in additional capital.
•	Our business will not be profitable unless we are able to obtain a sufficient supply of heavy oil at prices low enough to permit us to sell our petroleum products at competitive prices.
•
Changes in Chinese government regulation, particularly regulation aimed at reducing the environmental hazards attendant to the petroleum refining industry, could significantly increase our operating costs.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.  Business

China Yili Petroleum Company (the “Company”) was incorporated in December 2004 under the laws of the State of Nevada. Until August 13, 2007 the Company was engaged exclusively in operating the business of organizing trade-shows and innovative means of financing international trade.   On August 13, 2007 the Company acquired all of the registered capital of Tongliao Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of The People’s Republic of China.  Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants.

Currently, therefore, the Company has two subsidiaries:

•	Yili Asphalt Co., which carries on the oil refinery business; and

•	ASAP Expo, Inc., which carries on the show and trade services business.

ASAP Expo has filed a registration statement in contemplation of a spin-off of ASAP Expo by the Company.  After the Securities and Exchange Commission declares the registration statement effective, the Company will declare a dividend to its shareholders (other than shareholders who acquired their interest in the Company as a result of the acquisition of Yili Asphalt) of all of the outstanding stock of ASAP Expo.  The Company will thereafter be engaged exclusively in the refinery business.

Tongliao Yili Asphalt Co.

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

Our facility is now complete.  And we have finally secured all of the government licenses that we require in order to operate a refinery.  Our plan is to initiate production as soon as we are successful in securing working capital.

Suppliers

The success of our operations will depend in large part on our success in obtaining a steady flow of raw petroleum at favorable prices.  At the present time, we anticipate sourcing petroleum from several channels:

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

ASAP Expo, Inc.

ASAP Expo was incorporated in April 2007 under the laws of the State of Nevada and is a wholly owned subsidiary of China Yili. ASAP Expo is operating the business of organizing trade-shows. ASAP Expo is initially targeting the apparel industry.  ASAP offers the following events to that industry:

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

Employees

ASAP Expo employs 15 full-time employees classified as follows: 2 full-time executive officers; 2 full-time administrative personnel stationed in the USA; 1 in India, 1 in Hong Kong and 9 in China. ASAP Expo believes that relations with its employees are good.

Competitors

There are numerous fashion, apparel, textile and accessories/supplies trade shows in the U.S. each year. Some of these shows are well established and have been held for years.  The primary competitors of ASAP Expo are as follows:

1.
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

2.
Material World at New York Javits Center and Miami Convention Center – Material World were established for fabric and trim show in North America. Even though Material World is held in different cities and focuses on fabrics and trim, they are trying to enter apparel sourcing trade show sector.

3.
SOURCES trade show - Now in its third year, SOURCES has exhibitors that are non-U.S. based manufacturers of gifts, home and decorative accessories, and handcrafted products that comes the U.S. to do business with wholesalers, importers, distributors, catalog and mail order, and direct volume purchasers.

Although the competitors detailed in the preceding paragraphs may offer similar services to ASAP Expo,  ASAP Expo believes that no other company has its range of services, approach to serving the industry or such an experienced management team with years of experience within the apparel industry. ASAP Expo is focused on providing a complete merchandise sourcing solution by providing educational seminars, matchmaking sessions, dedicated country managers and other unique services that interlock each other and are focused on serving buyers' /exhibitors' international sourcing and transaction needs.

Intellectual Property Protection

ASAP Expo has trademarked the following trade names: ASAP Global Sourcing Show™, DEPS™, FOCASTING™, and Internet Sourcing Network™.

Item 2.  Properties

The executive offices and refinery used by Yili Asphalt are located on a parcel of industrial land measuring 126,540 m2, which was leased from the local government for fifty years.

ASAP Expo leases its corporate headquarters, which are located at 9643 Jacob Lane, Rosemead, California 91770. The lease agreement was entered with its CEO, Frank Yuan, and is a month to month lease. ASAP Expo currently leases approximately 2,500 square feet at an average monthly rent of approximately $2,250.

Item 3.   Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

See definitive Information Statement on Schedule 14C filed on October 2, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board since November 7, 2006.  It is currently listed there under the symbol “CYIP.”  Set forth below are the high and low bid prices for each of the fiscal quarters since November 7, 2006. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

All of the quotes listed below have been adjusted to reflect the 1-for-29 reverse stock split implemented on October 29, 2007.

	Bid
Quarter Ending	High	Low

December 31, 2006	$7.25	$2.90

March 31, 2007	$5.22	$2.32
June 30, 2007	$5.80	$1.74
September 30, 2007	$5.80	$1.74
December 31, 2007	$5.99	$1.60

(b) Shareholders

Our shareholders list contains the names of 190 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of 2007

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007

Item 6	Management’s Discussion and Analysis

Results of Operations

All of the revenue and 55% of the expenses reported by the Company for the year ended  December 31, 2007 were generated by ASAP Expo.  These do not, however, reflect all of the revenue and expenses of ASAP Expo for the year.  Because the merger of Yili Asphalt into the Company on August 13, 2007 is accounted for as a reverse merger, the historic financial statements of Yili Asphalt have replaced the historic financial statements of the Company prior to the reverse merger.  Only the results of operations of ASAP Expo occurring after August 13, 2007 are consolidated in the financial results reported in this Annual Report.  For this reason the Company’s statements of operations for 2006 reflect only the relatively low level of expenses incurred by Yili Asphalt in that period, and none of the revenue or expenses previously reported by the Company for 2006.

The $561,032 in revenue reported by ASAP Expo for the period from August 13, 2007 to December 31, 2007 arose primarily from its business of selling exhibit space at trade shows.  Trade show business is seasonal, however, with revenue typically peaking at the time of the ASAP Global Sourcing shows held in February and August each year.  In line with that trend, $508,612 of the revenue was realized during the period from August 13, 2007 to September 30, 2007.  In the 4th quarter of the year, ASAP Expo’s revenue was only $52,420.  By way of comparison, during  the twelve months that ended on May 31, 2007, approximately 58% of annual tradeshow revenue was generated by ASAP Expo in connection with its August show and approximately 42% in connection with its February show. The revenue reported in this Annual  Report, therefore, is not necessarily indicative of the annual revenue that ASAP Expo will realize.

Of the $1,025,584 in expenses reported by the Company for the 2007, $560,751 were attributable to the operations of ASAP Expo for the period from August 13, 2007 to December 31, 2007 (including $438,965 incurred in the period from August 13, 2007 to September 30, 2007 when the August show occurred.  These expenses generally involve production costs, marketing expenses, promotion costs and travel expenses relating to the show staged in August. The $464,833 in expenses attributable to the operations of Yili Asphalt primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, Yili Asphalt incurred expenses in connection with its acquisition by the Company and its entry into the U.S. capital market.

ASAP Expo realized net income of $281 for the period from August 13, 2007 to December 31, 2007.  For the year ended December 31, 2007, Yili Asphalt realized a net loss of $464,833.

Liquidity and Capital Resources

The Company’s agreement with the management of ASAP Expo provides that ASAP Expo will, after it is spun-off to the Company’s shareholders, indemnify the Company against any liabilities that arose prior to August 13, 2007 or that relate to the business of ASAP Expo. For this reason, the discussion of liquidity and capital resources below involves the business plan and resources of Yili Asphalt only.

Management anticipates that Yili Asphalt will commence revenue-producing operations in the coming months.  In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations.  Management plans to approach a Chinese bank in order to borrow those funds from a Chinese bank on a secured basis, since Yili Asphalt has $8.3 million in capital assets on its books that are currently free of liens.  To date, however, it has not obtained a commitment for the funds.  If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. In connection with the preparation of our financial statements for 2007, we made one policy determination that was both significant in impact and subject to significant potential for error.  That was our determination, explained in Note 4 to our financial statements, that the value of our capital assets has not been impaired.  The basis for that determination was our expectation that the cash flows from our petroleum products business will exceed the carrying value of the capital assets.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Impact of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

We will not record our first sale until we secure working capital.  Our business plan contemplates that we will engage in a three-pronged marketing operation, involving production and sales of diesel fuel, asphalt as well as lubricants.  Implementation of that business plan will also entail complex production operations and an active sales force.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

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

Item 7.      Financial Statements

  The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum Company’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Yili Petroleum Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect China Yili Petroleum Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Tongliao.  None of our employees has substantial experience or familiarity with U.S accounting principles.  The lack of personnel in our Tongliao office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c. Lack of independent control over related party transactions.  Chunshi Li is the sole director and sole officer of China Yili Petroleum Company.  From time to time Mr. Li has made loans to finance the operations of Yili Asphalt, has contributed assets to Yili Asphalt, and has arranged transactions between Yili Asphalt and other entities under his control.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B   Other Information

   None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

   The officers and directors of the Company are:
                 Director
Name	Age	Position with the Company	Since
Chunshi Li	52	Chairman, Chief Executive Officer,	2007
                Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

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

Audit, Compensation and Nominating Committee

The Board of Directors has not appointed an Audit Committee, a Compensation Committee or a Nominating Committee, due to the small size of the Board.  The functions that would be performed by these committees are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that there are not a sufficient number of members of management to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007, except that Chunshi Li failed to file a Form 3..

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Chunshi Li, its Chief Executive Officer, for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2007, 2006 and 2005.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.
Compensation
Year	Salary
Chunshi Li	2007	$0
2006	$0
                                                2005            $0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2007 and those options held by him on December 31, 2007.

Option Grants in the Last Fiscal Year

      Percent
of total	Potential realizable
Number of	options	value at assumed
securities	granted to	annual rates of
underlying	employees	Exercise	appreciation of
option	in fiscal	Price	Expiration	for option term
Name	granted	year	($/share)	Date	5% 10%
Chunshi Li 0	N.A.	N.A.	N.A.	0 0

Aggregated Fiscal Year-End Option Values

Number of securities underlying	Value of unexercised in-the-money
unexercised options at fiscal	options at fiscal year-end ($)
Name	year-end (#) (All exercisable)	(All exercisable)
Chunshi Li	0	0

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of any class of our voting stock;

•	Chunshi Li;

•	each of our directors; and

•	all directors and executive officers as a group.

There are 22,139,994 shares of our common stock outstanding on the date of this report.  In addition, there were 77,514½ shares of Series A Preferred Stock outstanding, each of which can be converted into 98.1634 shares of common stock, and each of which entitles the holder to 98.1634 votes at any meeting of shareholders.  Except as otherwise indicated, we believe that the beneficial owners of the shares listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

		Amount and Nature		Percentage
Name of		of Beneficial	Percentage	of Voting
Beneficial Owner	Class	Ownership	of Class	Power

Chunshi Li	Common	6,431,194	29.0%	21.6%

All officers and directors	Common	6,431,194	29.0%	21.6%
as a group (1 person)

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders..........	0	--	0
Equity compensation plans not approved by security holders.....	0	--	0
Total..............	0	--	0

Item 12.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Yili Asphalt

During 2006 Chunshi Li invested in Yili Asphalt most of the funds that we used to develop our refinery facility.  Yili Asphalt recorded the investment as $6,593,866 on its balance sheet, and issued to Mr. Li a substantial portion of its registered equity.  Mr. Li subsequently transferred that equity to Sino-American Petroleum Group, Inc. in exchange for his interest in that company.  In August 2007 the Company acquired Sino-American Petroleum Group, Inc. and issued to Mr. Li the shares of the Company’s equity that he now owns.

Between 2005 and 2007 Chunshi Li from time to time made loans to Yili Asphalt to enable it to develop its refinery.  The loans were not interest-bearing, and were due on demand.  At December 31, 2007 the balance due from Yili Asphalt to Chunshi Li was $261,520.

ASAP Expo

ASAP Expo currently has line of credit with Frank and Vicky Yuan that allows for a total of $1.3 Million in draw downs by ASAP Expo. The line of credit bears interest at 10% per annum and expires on August 1, 2009.  The current line of credit replaced, in 2007, a line of credit afforded by several of the shareholders of ASAP Expo, including Frank Yuan.  During the twelve month periods ended May 31, 2007 and 2006 (the fiscal year of ASAP Expo having ended on May 31 in each year), the Company incurred interest expense totaling $99,676 and $82,000 in connection with the line of credit. At December 31, 2007, the balance of the line of credit was $1,302,043, excluding the accrued and unpaid interest of $26,395.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007 and 2006

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006.

Consolidated Statement of Stockholders’ Equity - Years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006.

Notes to Consolidated Financial Statements

(b) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-51554) and incorporated herein by reference.

3-a(1)	Certificate of Designation of Series A Preferred Stock – filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 13, 2007 and incorporated herein by reference.

3-b	Bylaws - filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-51554) and incorporated herein by reference.

10-a
Assignment and Assumption and Management Agreement, dated August 13, 2007, by and among the Company, ASAP Expo, Inc. and Frank Yuan - – filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 13, 2007 and incorporated herein by reference.

21	Subsidiaries – ASAP Expo, Inc.

Sino-American Petroleum Group, Inc.

Tongliao Yili Asphalt Co.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

Paritz & Company, P.A. (“Paritz”) was appointed to serve as the Company’s principal accountant on August 13, 2007.

Audit Fees

      Paritz billed $27,500 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2007.  Also included are services performed in connection with reviews of the financial statements of China Yili and its subsidiaries for the third quarter of fiscal 2007 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2007.

      Audit-Related Fees

Paritz billed China Yili $0 for any Audit-Related fees in 2007.

Tax Fees

Paritz billed $0 to China Yili in 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Yili $0 for other services in 2007.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Yili Petroleum Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Yili Petroleum Company and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations and changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company has sustained operating losses of $580,489 since inception, and at December 31, 2007 its current liabilities exceeded its current assets by $2,923,329.  These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yili Petroleum Company and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 25, 2008

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$47,091
Due from affiliated company	266,804
Other sundry current assets	32,504
TOTAL CURRENT ASSETS	346,399

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	8,383,267

TOTAL ASSETS	$8,729,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,480,197
Note payable – stockholders	1,302,043
Due to stockholders	261,520
Accrued expenses	175,365
Deferred revenue	50,603
TOTAL CURRENT LIABILITIES	3,269,728

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
300,051 shares issued and outstanding	300
Preferred stock, $0.001 par value,
4,700,000 shares authorized,
0 shares issued and outstanding	-
Preferred stock, Series A, $0.001 par value,
300,000 shares authorized, issued and outstanding	300
Additional paid-in capital	5,583,269
Accumulated deficit	(580,489)
Accumulated other comprehensive income	456,558
TOTAL STOCKHOLDERS’ EQUITY	5,459,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,729,666

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31,
2007	2006

SALES	$561,032	$-

COSTS AND EXPENSES:
Cost of sales	317,629	-
General and administrative	667,234	72,088
Research and development	-	43,849
Interest expense, net	40,721	-
TOTAL COSTS AND EXPENSES	1,025,584	115,937

NET LOSS	$(464,552)	$(115,937)

Basic and diluted loss per common share	$(1.55)	$-

Weighted average number of shares outstanding	300,051	-

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PREFERRED STOCK SERIES A SHARES AMOUNT	-------- COMMON STOCK ---- SHARES AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL

BALANCE – DECEMBER 31, 2005	-	$-	-	$-	$185,795	$-	$-	$185,795

Additional capital contribution	-	-	-	-	6,593,866	-	-	6,593,866

Foreign currency translation adjustment	-	-	-	-	-	-	(2,438)	(2,438)

Net loss	-	-	-	-	-	(115,937)	-	(115,937)

BALANCE – DECEMBER 31, 2006	-	-	-	-	6,779,661	(115,937)	(2,438)	6,661,286

Effect of merger and reverse split	300,000	300	300,015	300	(1,196,392)	-	-	(1,195,792)

Foreign currency translation adjustment	-	-	-	-	-	-	458,996	458,996

Net loss	-	-	-	-	-	(464,552)	-	(464,552)

BALANCE – DECEMBER 31, 2007	300,000	$300	300,015	$300	$5,583,269	$(580,489)	$456,558	$5,459,938

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2007 2006

OPERATING ACTIVITIES:
Net loss	$(464,552)	$(115,937)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation of property and equipment	37,850	-
Changes in operating assets and liabilities:
Sundry current assets	(25,332)	(3,196)
Accounts payable	(719,736)	1,968,246
Accrued expenses	132,830	22,309
Deferred revenue	(235,837)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,274,777)	1,871,422

INVESTING ACTIVITIES:
Acquisition of property and equipment	(27,042)	(7,830,237)
NET CASH USED IN INVESTING ACTIVITIES	(27,042)	(7,830,237)

FINANCING ACTIVITIES:
Capital contribution	-	6,779,661
Proceeds from notes payable – stockholders	353,735	-
Proceeds from (repayment of) stockholder loan	(313,429)	537,626
Loan to related party	(180,492)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(140,186)	7,317,287

EFFECT OF EXCHANGE RATE ON CASH	133,063	(2,439)

INCREASE (DECREASE) IN CASH	(1,308,942)	1,356,033

CASH – BEGINNING OF YEAR	1,356,033	-

CASH – END OF YEAR	$47,091	$1,356,033

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,430	$-

See notes to financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1           MERGER TRANSACTION AND REVERSE SPLIT

On August 13, 2007 ASAP Show, Inc. (“ASAP Show”) acquired the outstanding capital stock of Sino-American Petroleum Group, Inc., a Delaware Corporation (“Sino-American Petroleum”).  Sino-American Petroleum is a holding company that owns all of the registered capital of Tongliao Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of the People’s Republic of China (“PRC”).  Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants.  All of Yili Asphalt’s business is currently in China.

In connection with the closing of the acquisition (the “Merger”) on August 13, 2007, the following took place:

•
ASAP Show issued to the stockholders of Sino-American Petroleum 200,000 shares of Series A Preferred Stock, which will be convertible into 569,348,000 shares of common stock after the distribution of the ASAP Expo shares discussed below.

•
ASAP Show issued 100,000 shares of Series A Preferred Stock for $600,000.  The 100,000 shares will be convertible into 284,674,000 shares of common stock after the distribution of the ASAP Expo shares discussed below.  The three purchasersassigned their interest in most of the Series A Preferred shares to other individuals, none of whom, acquired sufficient shares to be a controlling stockholder of ASAP Show.
Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets to ASAP Expo, Inc., its wholly-owned subsidiary, and ASAP Expo, Inc. assumed responsibility for all of the liabilities of ASAP Show that existed prior to the merger.  At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Expo, Inc. The management agreement provides that Mr. Yuan will manage ASAP Expo, Inc. within his discretion, provided that his actions or inactions do not threaten material injury to ASAP Show.  The management agreement further provides that Mr. Yuan will cause ASAP Expo, Inc. to file a registration statement with the Securities and Exchange Commission, that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Expo, Inc. to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and stockholders of record on that date will receive the shares of ASAP Expo, Inc. in proportion to their ownership of ASAP Show common stock.  On October 22, 2007 ASAP Show, Inc. changed its corporate name to China Yili Petroleum Company (the “Company”) and announced a 1229 reverse split.

The above merger was accounted for as a reverse merger, since the former shareholders of Sino-American Petroleum and its wholly-owned subsidiary, Yili Asphalt, effectively control the Company and, accordingly, Sino-American Petroleum is considered to be the surviving entity.

2           BUSINESS DESCRIPTION

Tongliao Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants. ASAP Expo, Inc. is engaged in the business of organizing trade-shows and innovative means of financing international trade.  All revenue included in the financial statements come from ASAP.

3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of consolidation

The accompanying consolidated financial statements include the accounts of China Yili Petroleum Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Revenue recognition

Sales of products are recognized upon shipment to the customer and title has passed.   Sales are presented net of sales and other taxes the Company collects on behalf of government authorities.

One of the Company’s operations is organizing trade shows.  Revenue generated from organizing trade shows is typically collected in advance, deferred and then recognized at the time of the related trade show. Deferred revenue is recorded as a liability and recorded as revenue at the time of the related trade show.

Cash

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date.  Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

The Company also maintains cash with financial institutions in the PRC which are not insured or otherwise protected.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

The Company’s subsidiary leases a parcel of land, on which the office and production facilities of the Company are situated, pursuant to a real estate contract from the local government of the PRC government expiring in 2056.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Research and development costs

Research and development costs are charged to expenses as incurred.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign currency translation

The assets and liabilities of the Company’s subsidiary, using the local currency as its functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss).  The Company’s revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

New accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination.  The tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The cumulative effect of applying the provisions of this interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

5	PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC.   The amount is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

            Amount                  Life

Right to use land	$231,028	50 years
Building and building improvements	1,673,016	39 years
Machinery and equipment	4,429,982	7 years
Office equipment and furniture	54,143	7 years
Automobiles	144,008	7 years
	6,532,177
Accumulated depreciation and amortization	59,064
	6,473,113
Construction in progress	1,910,154
	$8,383,267

6           NOTE PAYABLE - STOCKHOLDERS

ASAP Expo, Inc., a subsidiary of the Company, has an unsecured revolving line of credit (the “Line”) from Frank Yuan, the Company’s Chief Executive Officer and certain family members which expires on August 1, 2008 and provides for borrowings up to a maximum of $1,300,000, as amended.  The Line carries an interest rate of 10.0% per annum.  The balance as of December 31, 2007 was $1,302,043 and the accrued and unpaid interest was $26,395.

7           DUE TO STOCKHOLDERS

        Amounts are due certain stockholders of Yili Asphalt, are non-interest bearing and are due on demand.

8           BUSINESS SEGMENTS

Yili Asphalt	ASAP Expo	Total

Statement of income (loss):
Sales	$-	$561,032	$561,032
Expenses	464,833	560,751	1,025,584
Net income (loss)	464,833	$281	$(464,552)

Balance sheet:
Cash	$20,256	$26,835	$47,091
Due from affiliate	-	266,804	266,804
Sundry current assets	31,008	1,496	32,504
Total assets	$51,264	$295,135	$346,399

Current liabilities	$1,778,519	$1,491,209	$3,269,728
Stockholders’ equity (deficiency)	6,656,012	(1,196,074)	5,459,938
Total liabilities and stockholders’
equity (deficiency)	$8,343,531	$295,135	$8,729,666

9           DUE FROM AFFILIATE

These amounts represent expenses paid on behalf of a related party which is 100% owned by an officer of ASAP Expo.  Amounts are non-interest bearing and due on demand.

10           RENTAL COMMITMENTS

ASAP Expo leases office space under a month-to-month lease agreement with a major stockholder. The lease provides for monthly lease payments of $2,250.  Rental expense charged for the year ended December 31, 2007 was $9,200.

11           EARNINGS PER SHARE

Outstanding shares prior to August 13, 2007, the date of the Merger, are indeterminable.  The total shares issued are therefore used as the average shares outstanding.

12	RISK FACTORS

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.

Environmental concerns

The refining of petroleum involves the production of pollutants.  In addition, the transportation of petroleum products entails a risk of spills that may result in long-term damage to the environment. There is increasing concern in China, however, over the degradation of the environment that has accompanied its recent industrial growth.  It is likely that additional government regulation will be introduced in order to protect the environment.  Compliance with such new regulations could impose substantial additional costs to the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yili Petroleum Company

By: /s/ Chunshi Li
  Chunshi Li, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chunshi Li
Chunshi Li, Director
Chief Executive Officer, Chief
Financial and Accounting Officer