Form 10-Q
period 2008-03-31
CHINA YILI PETROLEUM CO
filed 2008-05-15
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-51554

CHINA YILI PETROLEUM COMPANY
(Name of Small Business Issuer in its Charter)

Nevada	20-2934409
(Sate or Other Jurisdictin of	(I.R.S. Employer I.D. No.)
incorporation or organization)

c/o Americna Union Securities, 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer_  Accelerated filer _   Non-accelerated filer  Small reporting company_X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 15, 2008
Common Stock: 22,440,045 shares

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31,	DECEMBER 31,
2008	2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$42,378	$47,091
Due from affiliated company	208,640	266,804
Other sundry current assets	3,275	32,504
TOTAL CURRENT ASSETS	254,293	346,399

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	8,743,829	8,383,267

TOTAL ASSETS	$8,998,122	$8,729,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,519,215	$1,480,197
Note payable – stockholders	1,364,474	1,302,043
Due to stockholders	318,803	261,520
Accrued expenses	296,288	175,365
Deferred revenue	5,500	50,603
TOTAL CURRENT LIABILITIES	3,504,280	3,269,728

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized, 22,440,045 and
300,051 shares issued and outstanding at March 31, 2008 and 2007	22,440	300
Preferred stock, $0.001 par value,
4,700,000 shares authorized,
0 shares issued and outstanding	-	-
Preferred stock, Series A, $0.001 par value, 300,000 shares authorized, 77,507
and 300,000 shares issued and outstanding as of March 31, 2008 and 2007	78	300
Additional paid-in capital	5,561,351	5,583,269
Accumulated deficit	(825,200)	(580,489)
Accumulated other comprehensive income	735,173	456,558
TOTAL STOCKHOLDERS’ EQUITY	5,493,842	5,459,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,998,122	$8,729,666

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED MARCH 31,
2008	2007

SALES	$240,161	$-

COSTS AND EXPENSES:
Cost of sales	259,060	-
General and administrative	191,390	146,643
Interest expense, net	34,422	-
TOTAL COSTS AND EXPENSES	484,872	146,643

NET LOSS	(244,711)	(146,643)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	278,615	81,819

TOTAL COMPREHENSIVE INCOME (LOSS)	$33,904	$(64,824)

Basic and diluted loss per common share	$(0.01)	$-

Weighted average number of shares outstanding	20,736,969	-

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2007 2006

OPERATING ACTIVITIES:
Net loss	$(244,711)	$(146,643)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation of property and equipment	9,925	14,337
Changes in operating assets and liabilities:
Sundry current assets	30,517	(114)
Accounts payable	(20,977)	(642,320)
Accrued expenses	118,057	4,288
Deferred revenue	(45,103)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(152,292)	(770,452)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,949)	(14,255)
NET CASH USED IN INVESTING ACTIVITIES	(21,949)	(14,255)

FINANCING ACTIVITIES:
Proceeds from notes payable – stockholders	62,432	-
Proceeds from (repayment of) stockholder loan	46,410	(566,234)
Payment received from related party	58,163	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	167,005	(566,234)

EFFECT OF EXCHANGE RATE ON CASH	2,523	16,212

DECREASE IN CASH	(4,713)	(1,334,729)

CASH – BEGINNING OF PERIOD	47,091	1,356,033

CASH – END OF PERIOD	$42,378	$21,304

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)

1            Basis of Presentation

The accompanying unaudited consolidated financial statements of China Yili Petroleum Company and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period

2           MERGER TRANSACTION AND REVERSE SPLIT

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

In connection with the closing of the acquisition (the “Merger”) on August 13, 2007, the following took place:

•           ASAP Show issued to the stockholders of Sino-American Petroleum 200,000 shares of Series A Preferred Stock, which will be convertible into 569,348,000 shares of common stock (19,632,690 shares after reverse stock split) after the distribution of the ASAP Expo Shares discussed below.

•           ASAP Show issued 100,000 shares of Series A Preferred Stock for $600,000.  The 100,000 shares will be convertible into 284,674,000 shares of common stock (9,816,345 shares after reverse stock split) after the distribution of the ASAP Expo shares discussed below.  The three purchasers assigned their interest in most of the Series A Preferred shares to other individuals, none of whom acquired sufficient shares to be a controlling stockholder of ASAP Show.

•           Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets to ASAP Expo, Inc., its wholly-owned subsidiary, and ASAP Expo, Inc. assumed responsibility for all of the liabilities of ASAP Show that existed prior to the merger.  At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Expo, Inc.  The management agreement provides that Mr. Yuan will manage ASAP Expo, Inc. within his discretion, provided that his actions or inactions do not threaten material injury to ASAP Show.  The management agreement further provides that Mr. Yuan will cause ASAP Expo, Inc, to file a registration statement with the Securities and Exchange Commission, that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Expo, Inc. to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and stockholders of record on that date will receive the shares of ASAP Expo, Inc. in proportion to their ownership of ASAP Show common stock.

•           On October 22, 2007, ASAP Show, Inc. changed its corporate name to China Yili Petroleum Company (“the Company”) and effected a 1:29 reverse stock split.

The above merger was accounted for as a reverse merger, since the former shareholders of Sino-American Petroleum and its wholly-owned subsidiary, Yili Asphalt, effectively control the Company and, accordingly, Sino-American Petroleum is considered to be the surviving entity.

3           BUSINESS DESCRIPTION

Tongliao Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants. ASAP Expo, Inc. is engaged in the business of organizing trade-shows and innovative means of financing international trade.  All revenue included in the financial statements comes from ASAP.

4           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

5	PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC.   The purchase price of the lease is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

Amount	Life

Right to use land	$240,633	50 years
Building and building improvements	1,761,850	39 years
Machinery and equipment	4,614,162	7 years
Office equipment and furniture	59,280	7 years
Automobiles	149,995	7 years
	6,825,920
Accumulated depreciation and amortization	71,660
	6,754,260
Construction in progress	1,989,569
	$8,743,829

6           BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH, 31, 2008
Yili Asphalt	ASAP Expo	Total

Statement of income (loss):
Sales	$-	$240,161	$240,161
Expenses	73,088	411,784	484,872
Net income (loss)	$(73,088)	$(171,623)	$(244,711)

Balance sheet:
Cash	$643	$41,735	$42,378
Due from affiliate	-	208,640	208,640
Sundry current assets	300	2,975	3,275
Property and equipment	8,743,829	-	8,743,829
Total assets	$8,744,772	$253,350	$8,998,122

Current liabilities	$1,886,706	$1,617,574	$3,504,280
Stockholders’ equity (deficiency)	6,858,066	(1,364,224)	5,493,842
Total liabilities and stockholders’ equity	$8,744,772	$253,350	$8,998,122

7           EARNINGS PER SHARE

Outstanding shares prior to August 13, 2007, the date of the Merger, are indeterminable.  The total shares issued are therefore used as the average shares outstanding.

8	RISK FACTORS

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

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to make any dividend payments to its shareholders may be limited.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

All of the revenue and 85% of the expenses reported by the Company for the three months ended March 31, 2008 were generated by ASAP Expo.  There are, however, no revenue or expenses attributable to ASAP Expo reported for the three months ended March 31, 2007.  Because the merger of Yili Asphalt into the Company on August 13, 2007 is accounted for as a reverse merger, the historic financial statements of Yili Asphalt have replaced the historic financial statements of the Company prior to the reverse merger.  Only the results of operations of ASAP Expo occurring after August 13, 2007 are consolidated in the financial results reported in this Quarterly Report.  For this reason the Company’s statements of operations for the first quarter of 2007 reflect only the relatively low level of expenses incurred by Yili Asphalt in that period, and none of the revenue or expenses previously reported by the Company for that period.

The $240,161 in revenue reported by ASAP Expo for the first quarter of 2008 arose primarily from its business of selling exhibit space at trade shows, in particular the show that ASAP Expo promotes each February.  Trade show business is seasonal, however, with revenue typically peaking at the time of the ASAP Global Sourcing shows held in February and August each year.  In line with that trend, in 2007 ASAP Expo reported $508,612 in revenue during the period from August 13, 2007 to September 30, 2007, and then only $52,420 in revenue in the 4th quarter of the year.  By way of comparison, during  the twelve months that ended on May 31, 2007, approximately 58% of annual tradeshow revenue was generated by ASAP Expo in connection with its August show and approximately 42% in connection with its February show. The revenue reported in this Quarterly Report, therefore, is not necessarily indicative of the annual revenue that ASAP Expo will realize.

Of the $484,872 in expenses reported by the Company for the first quarter of 2008, $411,784 were attributable to the operations of ASAP Expo.  These expenses generally involve production costs, marketing expenses, promotion costs and travel expenses relating to the show staged in February. The $73,088 in expenses attributable to the operations of Yili Asphalt primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, Yili Asphalt now incurs expenses resulting from its new status as a U.S. public company and its efforts to enter into the U.S. capital market.

ASAP Expo realized a net loss of $171,623 for the three months ended March 31, 2008.  Yili Asphalt realized a net loss of $73,088 for the same period, yielding a Company-wide net loss of $244,711.

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

•
Acquisition of Refinery.  Chunshi Li, our Chairman, has committed to purchase Mongolia Kailu Yili Asphalt Co., Ltd., an asphalt company with a production capacity of 100,000 tons. He intends to assign his rights in Mongolia Kailu to Yili Asphalt if we are able to fund the cost.  The purchase price will be 20 million RMB (approximately $2.7 million).  In addition, Mongolia Kailu is currently unproductive due to deterioration of its facilities.  In order to bring it back online, we will have to fund the construction of a waterproof coiled material production line at its plant, which will entail an investment of several million more Renminbi.

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

Because we have not yet commenced our petroleum production operations, unexpected factors may hamper our efforts to implement our business plan.

We will not record our first sale of petroleum products until we secure working capital.  Our business plan contemplates that we will engage in a three-pronged marketing operation, involving production and sales of diesel fuel, asphalt as well as lubricants.  Implementation of that business plan will also entail complex production operations and an active sales force.  Because these are areas in which we have limited experience, problems may occur with production or marketing that we have not anticipated, which would interfere with our business, and prevent us from achieving profitability.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Yili Petroleum’s first fiscal quarter that has materially affected or is reasonably likely to materially affect China Yili Petroleum’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2008.

Item 6.                 Exhibits

31	Rule 13a-14(a) Certification
      32                 Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA YILI PETROLEUM COMPANY

Date: May 15, 2008	By: /s/ Chunshi Li
Chunshi Li, Chief Executive Officer