Form 10-Q
period 2008-06-30
CHINA YILI PETROLEUM CO
filed 2008-08-14
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 1-51554

CHINA YILI PETROLEUM COMPANY
(Name of Small Business Issuer in its Charter)

Nevada	20-2934409
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
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

Yes X                    No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer __     Accelerated filer ____      Non-accelerated filer  ____     Small reporting company  _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 13, 2008
Common Stock: 22,139,994 shares

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,429	$47,091
Due from affiliated company	390	266,804
Other sundry current assets	31,288	32,504
TOTAL CURRENT ASSETS	63,107	346,399

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	8,923,286	8,383,267

TOTAL ASSETS	$8,986,393	$8,729,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,551,762	$1,480,197
Note payable – stockholders	1,334,909	1,302,043
Due to stockholders	357,968	261,520
Accrued expenses	205,677	175,365
Deferred revenue	24,219	50,603
TOTAL CURRENT LIABILITIES	3,474,535	3,269,728

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized,
22,139,994 and 300,051 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	22,440	300
Preferred stock, $0.001 par value,
4,700,000 shares authorized,
0 shares issued and outstanding	-	-
Preferred stock, Series A, $0.001 par value,
300,000 shares authorized,
77,507 and 300,000 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	78	300
Additional paid-in capital	5,561,351	5,583,269
Accumulated deficit	(955,753)	(580,489)
Accumulated other comprehensive income	883,742	456,558
TOTAL STOCKHOLDERS’ EQUITY	5,511,858	5,459,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,986,393	$8,729,666

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE	$9,740	$-	$249,901	$-

COSTS AND EXPENSES/(INCOME):
Cost of sales	-	-	250,231	-
General and administrative	120,031	130,249	320,250	276,892
Interest expense, net	37,662	-	72,084	-
Other Income	(17,400)		(17,400)
TOTAL COSTS AND EXPENSES	140,293	130,249	625,165	276,892

NET LOSS	(130,553)	(130,249)	(375,264)	(276,892)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	148,569	100,885	427,184	182,704

TOTAL COMPREHENSIVE INCOME (LOSS)	$18,016	$(29,364)	$51,920	$(94,188)

Basic and diluted loss per common share	$(0.006)	N/A	$(0.02)	N/A

Weighted average number of shares outstanding	23,139,994	N/A	21,299,996	N/A

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(375,264)	$(276,892)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation of property and equipment	20,145	47,249
Changes in operating assets and liabilities:
Sundry current assets	3,205	116
Accounts payable	(21,059)	(652,240)
Accrued expenses	25,778	7,061
Deferred revenue	(26,384)	-
NET CASH USED IN OPERATING ACTIVITIES	(373,579)	(874,706)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,068)	(18,639)
NET CASH USED IN INVESTING ACTIVITIES	(22,068)	(18,639)

FINANCING ACTIVITIES:
Proceeds from notes payable – stockholders	299,281	-
Proceeds from (repayment of) stockholder loan	79,661	(467,060)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	378,942	(467,060)

EFFECT OF EXCHANGE RATE ON CASH	1,043	33,144

DECREASE IN CASH	(15,662)	(1,327,261)

CASH – BEGINNING OF PERIOD	47,091	1,356,033

CASH – END OF PERIOD	$31,429	$28,772

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Loan receivable from affiliated company paid by stockholder	$289,693	$-

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

1            Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on April 15, 2008.

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

•           Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets to ASAP Expo, Inc., its wholly-owned subsidiary, and ASAP Expo, Inc. assumed responsibility for all of the liabilities of ASAP Show that existed prior to the merger.  At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Expo, Inc.  The management agreement provides that Mr. Yuan will manage ASAP Expo, Inc. within his discretion, provided that his actions or inactions do not threaten material injury to ASAP Show.  The management agreement further provides that Mr. Yuan will cause ASAP Expo, Inc, to file a registration statement with the Securities and Exchange Commission that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Expo, Inc. to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and stockholders of record on that date will receive the shares of ASAP Expo, Inc. in proportion to their ownership of ASAP Show common stock.

•           On October 22, 2007, ASAP Show, Inc. changes its corporate name to China Yili Petroleum Company (“the Company”) and announced a 1-29 reverse split.

The above merger was accounted for as a reverse merger, since the former shareholders of Sino-American Petroleum and its wholly-owned subsidiary, Yili Asphalt, effectively control the Company and, accordingly, Sino-American Petroleum is considered to be the surviving entity.

On January 7, 2008, 222,493 shares of the Company’s Series A Convertible Preferred Stock was converted into 21,839,943 shares of the Company’s Common Stock.

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

5	PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC.   The amount is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	Amount	Life
Right to use land	$245,857	50 years
Building and building improvements	1,800,098	39 years
Machinery and equipment	4,714,329	7 years
Office equipment and furniture	60,567	7 years
Automobiles	153,251	7 years
	6,974,102
Accumulated depreciation and amortization	83,577
	6,890,525
Construction in progress	2,032,761
	$8,923,286

6           BUSINESS SEGMENTS

	SIX MONTHS ENDED JUNE 30, 2008
	Yili Asphalt	ASAP Expo	Total
Statement of income (loss):
Revenue	$-	$249,901	$249,901
Expenses	120,173	522,391	642,565
Other income	-	(17,400)	(17,400)
Net income (loss)	$(120,173)	$(255,091)	$(375,264)

Balance sheet:
Cash	$631	$30,798	$31,429
Sundry current assets	336	31,342	31,678
Property and equipment	8,923,286	-	8,923,286
Total assets	$8,924,253	$62,140	$8,986,393

Current liabilities	$1,964,627	$1,489,908	$3,454,535
Stockholders’ equity (deficiency)	6,959,626	(1,427,768)	5,531,858
Total liabilities and stockholders’ equity	$8,924,253	$62,140	$8,986,393

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

All of the revenue and 81% of the expenses reported by the Company for the six months ended June 30, 2008 were generated by ASAP Expo.  There are, however, no revenue or expenses attributable to ASAP Expo reported for the six months ended June 30, 2007.  Because the merger of Yili Asphalt into the Company on August 13, 2007 is accounted for as a reverse merger, the historic financial statements of Yili Asphalt have replaced the historic financial statements of the Company prior to the reverse merger.  Only the results of operations of ASAP Expo occurring after August 13, 2007 are consolidated in the financial results reported in this Quarterly Report.  For this reason the Company’s statements of operations for the first six months of 2007 reflect only the expenses incurred by Yili Asphalt in that period, and none of the revenue or expenses previously reported by the Company for that period.

The $249,901 in revenue reported by ASAP Expo for the first six months of 2008 arose primarily from its business of selling exhibit space at trade shows, in particular the show that ASAP Expo promotes each February.  Trade show business is seasonal, however, with revenue typically peaking at the time of the ASAP Global Sourcing shows held in February and August each year.  In line with that trend, ASAP Expo realized $240,161 in revenue in the three months ended March 31, 2008 and only $9,740 during the three months ended June 30, 2008.  By way of comparison, during  the twelve months that ended on May 31, 2007, approximately 58% of annual tradeshow revenue was generated by ASAP Expo in connection with its August show and approximately 42% in connection with its February show. The revenue reported in this Quarterly Report for the three and six month periods ended June 30, 2008, therefore, is not necessarily indicative of the annual revenue that ASAP Expo will realize.

Of the $625,165 in expenses/(other income) reported by the Company for the first six months of 2008, $504,992 were attributable to the operations of ASAP Expo, including $411,784 incurred during the three months ended March 31, 2008 and $93,208 incurred during the three months ended June 30, 2008.  These expenses generally involve production costs, marketing expenses, promotion costs and travel expenses relating to the show staged in February. The $120,173 in expenses attributable to the operations of Yili Asphalt during the six months ended June 30, 2008 ($47,085 in the three months ended June 30, 2008) primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, Yili Asphalt now incurs expenses resulting from its new status as a U.S. public company and its efforts to enter into the U.S. capital market.

ASAP Expo realized a net loss of $255,091 for the six months ended June 30, 2008, and a net loss of $83,468 for the three months ended June 30, 2008.  Yili Asphalt realized a net loss of $120,173 for the six month period and $47,085 for the three month period ended June 30, 2008.  The consolidated net loss for the Company was $375,264 during the six months ended June 30, 2008 and $130,553 during the three months ended June 30, 2008.  In each case, the net loss was not materially different than the net loss recorded by the Company for the first half and second quarter of 2007, as the reduction in loss by Yili Asphalt from 2007 to 2008 has been offset by the losses recorded by ASAP Expo.  The level of operations exhibited in this Report is likely to continue in the immediate future until (a) the Company terminates its relationship with ASAP Expo and/or (b) Yili Asphalt obtains the funds needed to commence commercial-scale production.

The business of Yili Asphalt operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported on our Consolidated Statements of Operations as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first six months of 2008, the effect of converting our financial results to Dollars was to add $427,184 to our comprehensive income.

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

Management anticipates that Yili Asphalt will commence revenue-producing operations in the coming months.  In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations.  Management plans to approach a Chinese bank in order to borrow those funds from a Chinese bank on a secured basis, since Yili Asphalt has $8.9 million in capital assets on its books that are currently free of liens.  To date, however, it has not obtained a commitment for the funds.  If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during China Yili Petroleum’s second fiscal quarter that has materially affected or is reasonably likely to materially affect China Yili Petroleum’s internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

None.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2008.

Item 6.                 Exhibits

31	Rule 13a-14(a) Certification
      32              Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CHINA YILI PETROLEUM COMPANY

Date: August 14, 2008	By: /s/ Chunshi Li
Chunshi Li, Chief Executive Officer