Form 10-Q
period 2008-09-30
CHINA YILI PETROLEUM CO
filed 2008-11-14
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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
November 14, 2008
Common Stock: 22,139,994 shares

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$23,767	$47,091
Due from affiliated company	70,451	266,804
Other sundry current assets	899	32,504
TOTAL CURRENT ASSETS	95,117	346,399

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	8,937,361	8,383,267

TOTAL ASSETS	$9,032,478	$8,729,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,543,075	$1,480,197
Note payable – stockholders	1,361,519	1,302,043
Due to stockholders	385,283	261,520
Accrued expenses	301,323	175,365
Deferred revenue	-	50,603
TOTAL CURRENT LIABILITIES	3,591,200	3,269,728

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized,
22,440,045 and 300,051 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	22,440	300
Preferred stock, $0.001 par value,
4,700,000 shares authorized,
0 shares issued and outstanding	-	-
Preferred stock, Series A, $0.001 par value,
300,000 shares authorized,
77,507 and 300,000 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	78	300
Additional paid-in capital	5,561,351	5,583,269
Accumulated deficit	(1,045,762)	(580,489)
Accumulated other comprehensive income	903,171	456,558
TOTAL STOCKHOLDERS’ EQUITY	5,441,278	5,459,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,032,478	$8,729,666

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE	$357,663	$508,612	$624,964	$508,612

COSTS AND EXPENSES:
Cost of sales	266,453	345,866	516,684	345,866
General and administrative	147,098	165,339	467,348	444,161
Interest expense, net	34,121	13,215	106,205	12,493
TOTAL COSTS AND EXPENSES	447,672	524,420	1,090,237	802,520

NET LOSS	(90,009)	(15,808)	(465,273)	(293,908)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	19,429	188,084	446,613	182,704

TOTAL COMPREHENSIVE INCOME (LOSS)	$(70,580)	$172,276	$18,660	$(111,204)

Basic and diluted loss per common share	$(0.03)	$0.02	$(0.08)	$(0.01)

Weighted average number of shares outstanding	22,139,994	8,701,480	21,582,039	8,701,480

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(465,273)	$(293,908)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation of property and equipment	30,543	65,521
Changes in operating assets and liabilities:
Sundry current assets	33,685	(61,596)
Accounts payable	(33,957)	(745,641)
Accrued expenses	121,208	(21,738)
Deferred revenue	(50,603)	-
NET CASH USED IN OPERATING ACTIVITIES	(364,397)	(1,057,362)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(22,083)	(25,980)
NET CASH USED IN INVESTING ACTIVITIES	(22,083)	(25,980)

FINANCING ACTIVITIES:
Proceeds from notes payable – stockholders	59,477	134,830
Proceeds from (repayment of) stockholder loan	106,214	(416,517)
Payment received from related party	196,353	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	362,044	(281,687)
EFFECT OF EXCHANGE RATE ON CASH	1,112	47,584

DECREASE IN CASH	(23,324)	(1,317,445)

CASH – BEGINNING OF PERIOD	47,091	1,418,646

CASH – END OF PERIOD	$23,767	$101,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$97,012	$63,696
Non-cash financing activities:
Loan receivable from affiliated company paid by stockholder	$289,693	$-

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)

1            Basis of Presentation

The accompanying unaudited consolidated financial statements of China Yili Petroleum Company and subsidiaries (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes there to included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reportd amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operation for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

•           Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets to ASAP Expo, Inc., its wholly-owned subsidiary, and ASAP Expo, Inc. assumed responsibility for all of the liabilities of ASAP Show that existed prior to the merger.  At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Expo, Inc.  The management agreement provides that Mr. Yuan will manage ASAP Expo, Inc. within his discretion, provided that his actions or inactions do not threaten material injury to ASAP Show.  The management agreement further provides that Mr. Yuan will cause ASAP Expo, Inc, to file a registration statement with the Securities and Exchange Commission that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Expo, Inc. to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and stockholders of record on that date will receive the shares of ASAP Expo, Inc. in proportion to their ownership of ASAP Show common stock. On October 22,2007, ASAP Show, Inc. changes its corporate name to China Yili Petroleum Company ("the Company") and announced a 1-29 reverse spilt

The above merger was accounted for as a reverse merger, since the former shareholders of Sino-American Petroleum and its wholly-owned subsidiary, Yili Asphalt, effectively control the Company and, accordingly, Sino-American Petroleum is considered to be the surviving entity.

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

5	PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC.   The amount is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	Amount	Life
Right to use land	$246,531	50 years
Building and building improvements	1,766,995	39 years
Machinery and equipment	4,727,254	7 years
Office equipment and furniture	60,733	7 years
Automobiles	153,671	7 years
	6,955,183
Accumulated depreciation and amortization	94,195
	6,860,989
Construction in progress	2,076,372
	$8,937,361

6            NOTE PAYABLE - STOCKHOLDERS

              ASAP Expo, Inc., a subsidiary of the Company, has an unsecured revolving line of credit (the "Line") from Frank Yuan, the Company's Chief Executive Officer and certain family members, which expires on August 1, 2009 and provides for borrowings up to a maximum of $1,600,000, as amended. The Line carries an interest rate of 10.0% per annum. The balance as of September 30, 2008 was $1,361,519 and the accrued and unpaid interest was $34,055.

7           DUE TO STOCKHOLDERS

             Amounts due to certain stockholders of Yili Asphalt are non-interest bearing and are due on demand.

8           BUSINESS SEGMENTS

	NINE MONTHS ENDED SEPTEMBER 30, 2008
	Yili Asphalt	ASAP Expo	Total
Statement of income (loss):
Revenue	$-	$624,964	$624,964
Expenses	167,887	922,350	1,090,237
Net income (loss)	$(167,887)	$(297,386)	$(465,273)

Balance sheet:
Cash	$290	$23,477	$23,767
Sundry current assets	336	71,015	71,351
Property and equipment	8,937,360	-	8,937,360
Total assets	$8,937,986	$94,492	$9,032,478

Current liabilities	$2,006,646	$1,584,553	$3,591,199
Stockholders’ equity (deficiency)	6,931,340	(1,490,061)	5,441,279
Total liabilities and stockholders’ equity	$8,937,986	$94,492	$9,032,478

9              EARNINGS PER SHARE

Outstanding shares prior to August 13, 2007, the date of the Merger, are indeterminable.  The total shares issued are therefore used as the average shares outstanding.

10	RISK FACTORS

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

Results of Operations

               All of the revenue and 85% of the expenses reported by the Company for the nine months ended September 30, 2008 were generated by ASAP Expo.  Similarly, during the first nine months of 2007, all of the revenue and 55% of the expenses reported were generated by ASAP Expo.  These do not, however, reflect all of the revenue and expenses of ASAP Expo for the first nine months of 2007.  Because the merger of Yili Asphalt into the Company on August 13, 2007 is accounted for as a reverse merger, the historic financial statements of Yili Asphalt have replaced the historic financial statements of the Company prior to the date of the reverse merger.  Only the results of operations of ASAP Expo occurring after August 13, 2007 are consolidated in the financial results for the first nine months of 2007.  For this reason, although the financial results in this Report suggest that the operations of ASAP Expo have expanded from 2007 to 2008, the opposite is, in fact, the case.  The business of ASAP Expo in 2007 produced substantially more revenue than and were far more profitable than in 2008.

The $624,964 in revenue reported by ASAP Expo for the first nine months of 2008 arose primarily from its business of selling exhibit space at trade shows.  Trade show business is seasonal, however, with revenue typically peaking at the time of the ASAP Global Sourcing shows held in February and August each year.  In line with that trend, ASAP Expo realized $240,161 in revenue in the three months ended March 31, 2008, then only $9,740 during the three months ended June 30, 2008.  In the three months ended September 30, 2008, revenue again jumped to $357,663 as a result of the August show.  The revenue reported in this Quarterly Report for the three and nine month periods ended September 30, 2008, therefore, is not proportionate to the annual revenue that ASAP Expo will realize, since it will realize little revenue in the three months ended December 31, 2008.

Of the $1,090,237 in expenses reported by the Company for the first nine months of 2008, $922,350 were attributable to the operations of ASAP Expo, including $411,784 incurred during the three months ended March 31, 2008, $93,208 incurred during the three months ended June 30, 2008 and $417,258 incurred during the three months ended September 30, 2008.  These expenses generally involve production costs, marketing expenses, promotion costs and travel expenses relating to the show staged in February and August respectively. The $167,887 in expenses attributable to the operations of Yili Asphalt during the first nine months ended September 30, 2008 ($47,714 in the three months ended September 30, 2008) primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, Yili Asphalt now incurs expenses resulting from its new status as a U.S. public company and its efforts to enter into the U.S. capital market.

ASAP Expo realized a net loss of $297,386 for the nine months ended September 30, 2008, and a net loss of $42,295 for the three months ended September 30, 2008.  Yili Asphalt realized a net loss of $167,887 for the nine month period and $47,714 for the three month period ended September 30, 2008.  The consolidated net loss for the Company was $465,273 during the nine months ended September 30, 2008 and $90,009 during the three months ended September 30, 2008.  In each case, the net loss was not materially different than the net loss recorded by the Company for the corresponding quarters of 2007, as the reduction in loss by Yili Asphalt from 2007 to 2008 has been offset by the losses recorded by ASAP Expo. The level of operations exhibited in this Report is likely to continue in the immediate future until (a) the Company terminates its relationship with ASAP Expo and/or (b) Yili Asphalt obtains the funds needed to commence commercial-scale production.

The business of Yili Asphalt operates primarily in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported on our Consolidated Statements of Operations as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  In the first nine months of 2008, the effect of converting our financial results to Dollars was to add $446,613 to our comprehensive income.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

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

(a) Unregistered sales of equity securities

None.

(b) Purchases of equity securities

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

CHINA YILI PETROLEUM COMPANY

Date: November 14, 2008	By: /s/ Chunshi Li
Chunshi Li, Chief Executive Officer and Chief Financial Officer