Form 10-K
period 2008-12-31
CHINA YILI PETROLEUM CO
filed 2009-05-18
CIK 1339854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the fiscal year ended December 31, 2008.

                                            OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-51554

CHINA YILI PETROLEUM COMPANY
(Name of Small Business Issuer in its Charter)

Nevada	20-2934409
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

100 Wall Street, 15th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, including Area Code: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ____      No __X__

Indicate by check mark if  the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes ____      No __X__

Indicate by check mark if  the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes __X__     No ____

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark if  the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____       No _X__

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates as of April 9, 2009 was $15,708,800

As of May 18, 2009 the number of shares outstanding of the Registrant’s common stock was 29,748,348 shares, $.001 par value.

CHINA YILI PETROLEUM COMPANY

              TABLE OF CONTENTS

                      For the Fiscal Year Ended December 31, 2008

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

PART 1

Item 1.  Business

China Yili Petroleum Company (the “Company”) was incorporated in December 2004 under the laws of the State of Nevada. Until August 13, 2007 the Company was engaged exclusively in operating the business of organizing trade-shows and innovative means of financing international trade through its subsidiary, ASAP Expo, Inc..  On August 13, 2007 the Company acquired all of the registered capital of Tongliao Yili Asphalt Co. (“Yili Asphalt”), a corporation organized under the laws of People’s Republic of China. Yili Asphalt is engaged in the business of refining heavy oil into asphalt, fuel oil and lubricants.

On December 19, 2008, China Yili declared a dividend consisting of 100% of the outstanding shares of its subsidiary, ASAP Expo, Inc. The distribution day was on January 14, 2009. The total numbers of share to be distributed is 8,701,480.

Currently, therefore, the Company  is engaged exclusively in the refinery business, and has one continued operating subsidiary: Yili Asphalt Co., which carries on the oil refinery business.

Tongliao Yili Asphalt Co.

Yili Asphalt was organized in 2005 as a limited company under the laws of People’s Republic of China. Its offices and manufacturing facilities which are located 10km away from the City of Tongliao, which is a prefecture level city in the Inner Mongolia Autonomous Region in northern China. This location provides the company with ready access to customers in the industrial sector of northeast China.

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

Our facility is now completed. And we have finally secured all of the government licenses that we require in order to operate a refinery. Our plan is to initiate production as soon as we are successful in landing and securing working capital.

Suppliers

The success of our operations will depend in large part on our success in obtaining a steady flow of raw petroleum at favorable price. At the present time, we anticipate sourcing petroleum from several channels:

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

At present we receive our raw materials by truck, from which it is piped into our storage tanks to be dehydrated. After refining, the end products are removed from our facilities by truck. In 2008, however, we expect a rail line to be built directly to our plant, funded primarily by the government of the Autonomous Region. The construction has been rescheduled to 2009. That improvement should substantially reduce our transportation costs and reduce delays in both inbound and outbound shipments.

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

Employees

As of April 9, 2009, we have 150 full-time staff and employees.

Discontinued Operations: ASAP Expo, Inc

On December 19, 2008, the Company declared a dividend of 100% of the outstanding shares of its subsidiary, ASAP Expo, Inc. Therefore, discontinued operations accounting was applied to ASAP Expo, Inc.  On January 14, 2009 certificates for the shares were distributed to stockholders of record on December 31, 2008.

The amounts in the table below reflect the operation results of the business of ASAP Expo, Inc. reported as discontinued operations:

	2008	2007

Net sales	$1,043,883	$561,032
Gross profit	$601,489	$243,403
Income	$57,711	$(281)

Item 1A.   Risk Factors

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

Item 1B       Unresolved Staff Comments

                Not Applicable.

Item 2.  Properties

The executive offices and refinery used by Yili Asphalt are located on a parcel of industrial land measuring 126,540 m2, which was leased from the local government for fifty years.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board since November 7, 2006.  It is currently listed there under the symbol “CYIP.” The following table sets forth the range of high and low bid quotations for each quarter within the last two fiscal years, and the subsequent interim period. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

All of the quotes listed below have been adjusted to reflect the 1-for-29 reverse stock split implemented on October 29, 2007.
	Bid
Quarter Ending	High	Low
March 31, 2007	$5.22	$2.32
June 30, 2007	$5.80	$1.74
September 30, 2007	$5.80	$1.74
December 31, 2007	$5.99	$1.60

March 31, 2008	$5.85	$1.95
June 30, 2008	$3.43	$2.02
September 30, 2008	$2.50	$1.50
December 31, 2008	$2.09	$0.50

(b) Shareholders

Our shareholders list contains the names of 190 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

On December 19, 2008, the Board of Directors of China Yili declared a dividend of the outstanding shares of its discontinued operating subsidiary, ASAP Expo, Inc. The total number of distributed shares is 8,701,480. In the future, the Company largely intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

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

(e)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of 2008.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008

Item 6       Selected Financial Data

                Not Applicable.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations

Economic and Industry Trend

In the past years, China has experienced high growth of real estate boom which also triggered the rapid development of construction industry that using asphalt as a major material. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008. Recently, the Chinese government has changed its policy and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates. The Chinese government has also decided to inject a stimulus package to boost the overall economy. From all of these, we have seen signs of recovery of the market in China.

All of our revenue for the year ended December 31, 2008 were generated by ASAP Expo.  Tthe Company did not start generating revenue or profitable operation.

Of the $299,308 in expenses reported by the Company for the year ended December 31, 2008, it was mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to  the expenses of  $464,271 incurred in 2007, our expenses have decreased by $164,963 or 36%. For the year ended December 2008, our expenses are primarily related to the Company’s activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. And the Company also incurred expenses in connection with its reverse merger into a U.S. shell company  and its entry into the U.S. capital market.

Net income from discontinued operations of ASAP Expo was $57,711 for the year ended December 31, 2008. For the year ended December 31, 2008, Yili Asphalt realized a net loss of $316,593.

Liquidity and Capital Resources

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

•
Construction of Dedicated Rail Line. The government of Inner Mongolia has committed to construct a rail line that will have a siding at our refinery. Construction is rescheduled in 2009. The benefit to us in terms of reduced transportation costs would be substantial. The government’s proposal, however, contemplates that Yili Asphalt will make a substantial capital contribution toward the construction project.  The amount of the contribution has not been determined.

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

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. In connection with the preparation of our financial statements for 2008, we made one policy determination that was both significant in impact and subject to significant potential for error.  That was our determination, explained in Note 4 to our financial statements, that the value of our capital assets has not been impaired.  The basis for that determination was our expectation that the cash flows from our petroleum products business will exceed the carrying value of the capital assets.

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

Item 7A      Quantitative and Qualitative Disclosures about Market Risk

                 Not Applicable.

Item 8.        Financial Statements and Supplementary Date

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
China Yili Petroleum Company and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss) and changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (May 27, 2005) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,130,453 at December 31, 2008.  The Company sustained a loss from continuing operations of $316,593 for the year ended December 31, 2008.  The Company has not earned any revenues from continuing operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from inception (May 27, 2005) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 24, 2009

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$6,057	$20,256
Other sundry current assets	246	31,008
TOTAL CURRENT ASSETS	6,303	51,264

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	8,948,336	8,383,267

ASSETS OF DISCONTINUED OPERATIONS	-	295,135

TOTAL ASSETS	$8,957,639	$8,729,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,683,564	$1,443,048
Due to stockholder	365,912	261,520
Accrued expenses	87,280	73,951
TOTAL CURRENT LIABILITIES	2,136,756	1,778,519

LIABILITIES OF DISCONTINUED OPERATIONS	-	1,491,209

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
100,000,000 shares authorized
29,748,348 and 300,051 shares issued and outstanding at
December 31, 2008 and 2007, respectively	29,748	300
Preferred stock, $0.001 par value,
4,700,000 shares authorized,
0 shares issued and outstanding	-	-
Preferred stock, Series A, $0.001 par value,
300,000 shares authorized,
0 and 300,000 shares issued and outstanding at
December 31, 2008 and 2007, respectively	-	300
Additional paid-in capital	6,767,198	5,583,269
Accumulated deficit	(896,801)	(580,489)
Accumulated other comprehensive income	920,738	456,558
TOTAL STOCKHOLDERS’ EQUITY	6,820,883	5,459,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,957,639	$8,729,666
See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

			From Inception
	Year ended December 31,		(May 27, 2005) to
	2008	2007	December 31, 2008
SALES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	299,308	464,271	879,516
Imputed interest expense - stockholder	17,285	-	17,285
TOTAL COSTS AND EXPENSES	316,593	464,271	896,801

LOSS FROM CONTINUING OPERATIONS	(316,593)	(464,271)	(896,801)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	57,711	(281)	57,430

NET LOSS	(258,882)	(464,552)	(839,371)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	464,180	458,996	920,738

COMPREHENSIVE INCOME (LOSS)	$205,298	$(5,556)	$81,367

Basic and diluted loss per common share – continuing operations	$(0.01)	$(1.55)

Basic and diluted loss per common share – discontinued operations	$0.00	$0.00

Weighted average number of shares outstanding	21,743,078	300,051
See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK				ADDITIONAL		OTHER
	SERIES A		COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTAL
BALANCE – MAY 27, 2005	-	$-	-	$-	$-	$-	$-	$-
Capital contributions	-	-	-	-	185,795	-	-	185,795

BALANCE – DECEMBER 31, 2005	-	-	-	-	185,795	-	-	185,795
Additional capital contribution	-	-	-	-	6,593,866	-	-	6,593,866
Foreign currency translation adjustment	-	-	-	-	-	-	(2,438)	(2,438)
Net loss	-	-	-	-	-	(115,937)	-	(115,937)

BALANCE – DECEMBER 31, 2006	-	-	-	-	6,779,661	(115,937)	(2,438)	6,661,286
Effect of merger and reverse split	300,000	300	300,051	300	(1,196,392)	-	-	(1,195,792)
Foreign currency translation adjustment	-	-	-	-	-	-	458,996	458,996
Net loss	-	-	-	-	-	(464,552)	-	(464,552)

BALANCE – DECEMBER 31, 2007	300,000	300	300,051	300	5,583,269	(580,489)	456,558	5,459,938
Foreign currency translation adjustment	-	-	-	-	-	-	464,180	464,180
Preferred stock converted to common stock	(300,000)	(300)	29,448,297	29,448	(29,148)	-	-	-
Dividend declared for spinning off	-	-	-	-	1,195,792	(57,430)	-	1,138,362
Imputed interest on stockholer loan	-	-	-	-	17,285	-	-	17,285
Net loss	-	-	-	-	-	(258,882)	-	(258,882)

BALANCE – DECEMBER 31, 2008	-	-	29,748,348	$29,748	$6,767,198	$(896,801)	$920,738	$6,820,883

See notes to financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	Year Ended December 31,		(May 27, 2005) to
	2008	2007	December 31, 2008
OPERATING ACTIVITIES:
Net loss	$(258,882)	$(464,552)	$(839,371)
(Gain) Loss from discontinued operations	(57,711)	281	(57,430)
Net loss from continuing operations	(316,593)	(464,271)	(896,801)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	40,969	37,850	78,819
Imputed interest	17,285	-	17,285
Changes in operating assets and liabilities:
Sundry current assets	(32,931)	(25,332)	(246)
Accounts payable	139,471	(719,736)	1,683,564
Accrued expenses	8,365	132,830	87,280
Deferred revenue	-	(235,837)	-
Net effect of discontinued operations	-	172,962	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(143,434)	(1,101,534)	969,901

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(27,042)	(9,027,155)
Net effect of discontinued operations	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	(27,042)	(9,027,155)

FINANCING ACTIVITIES:
Capital contributions	-	-	6,776,661
Loan to related party	-	(180,492)	-
Loan received from (payment to) stockholder	86,080	40,306	365,912
Net effect of discontinued operations	-	(173,243)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	86,080	(313,429)	7,142,573

EFFECT OF EXCHANGE RATE ON CASH	16,320	133,063	920,738

INCREASE (DECREASE) IN CASH	(41,034)	(1,308,942)	6,057

CASH – BEGINNING OF YEAR	47,091	1,356,033	-

CASH – END OF YEAR	$6,057	$47,091	$6,057

Supplemental disclosures of cash flow information:
Non-cash financing activities (discontinued operations):
Loan receivable from affiliated company repaid by stockholder	$289,693	$-	$-
See notes to financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1           BUSINESS DESCRIPTION AND HISTORY

China Yili Petroleum Company (“Yili” or “the Company”), a development stage company, intends to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

Since inception, Yili has been developing its facilities and obtaining the requisite approvals from the Chinese government and has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise, as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

During the year ended December 31, 2007, ASAP Expo, Inc. (“ASAP”), formerly a wholly-owned subsidiary of Yili, organized trade shows and innovative means of financing international trade.

On December 31, 2008, Yili declared a dividend of 100% of the outstanding shares of ASAP.  The results of operations of ASAP are included in the accompanying consolidated statements of operations and other comprehensive income (loss) as income (loss) from discontinued operations. The assets and liabilities of ASAP are aggregated and reported as separate lines on the consolidated balance sheet prior to the declaration of the dividend.

The table below reflects the operating results of ASAP:

	Year Ended December 31,
	2008	2007
Net sales	$1,043,883	$561,032
Gross profit	$601,489	$243,403
Income (loss)	$57,711	$(281)

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

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,130,453 at December 31, 2008.  The Company sustained a loss from continuing operations of $316,593 for the year ended December 31, 2008.  The Company has not earned any revenues from continuing operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of March 31, 2008 and 2007 there were no common stock equivalents outstanding.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued expenses and other sundry current liabilities and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

New accounting pronouncements

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

In December 2007, FASB issued SFAS 141R “Business Combinations”. These new standards significantly change the accounting for reporting of business combination transactions in consolidated financial statements.  The key aspects of SFAS 141R include requiring the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; establishing the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requiring the expensing of most transaction and restructuring costs.  Those standards are effective for the Company as of January 1, 2009.

In March 2008 the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FSS No. 133, “Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows.  FAS No. 161 is effective January 1, 2009.  The Company is currently evaluating the impact of adopting this statement.

5	PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC.   The amount is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	2008	2007
	Amount		Life
Right to use land	$247,205	$231,028	50 years
Building and building improvements	1,771,826	1,673,016	39 years
Machinery and equipment	4,736,644	4,429,982	7 years
Office equipment and furniture	61,398	54,143	7 years
Automobiles	154,092	144,008	7 years
	6,971,165	6,532,177
Accumulated depreciation and amortization	104,878	59,064
	6,866,287	6,473,113
Construction in progress	2,082,049	1,910,153
	$8,948,336	$8,383,266

6           DUE TO STOCKHOLDERS

Amounts due certain stockholders of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the year ended December 31, 2008.

7           STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000 shares of Series A Preferred Stock, par value $0.001. Each share is convertible into 98.16 shares of common stock.  The holders of the Series A Preferred Stock have voting power equivalent to the common shares into which the Series A shares are convertible.  During 2008, 300,000 shares of Series A Preferred Stock were converted to 29,448,297 shares of common stock.

8	INCOME TAXES

The Company has a net operating loss carry-forwards in China of approximately $800,000 which expire between 2012 and 2013.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $200,000 for which the Company has provided a 100% valuation allowance.

9	RISK FACTORS

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum Company’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

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

                Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

Item 9B   Other Information

                None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Chunshi Li	53	Chairman, Chief Executive Officer, Chief Financial Officer	2007

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008, except that Chunshi Li failed to file a Form 3.

Item 11.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Chunshi Li, its Chief Executive Officer, for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2008, 2007 and 2006.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

Compensation
Year	Salary
2008	$0
Chunshi Li	2007	$0
	2006	$0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2008 and those options held by him on December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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
as a group (1 person)

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Yili Asphalt

During 2006 Chunshi Li invested in Yili Asphalt most of the funds that we used to develop our refinery facility. Yili Asphalt recorded the investment as $6,796,946 on its balance sheet, and issued to Mr. Li a substantial portion of its registered equity. Mr. Li subsequently transferred that equity to Sino-American Petroleum Group, Inc. in exchange for his interest in that company. In August 2007 the Company acquired Sino-American Petroleum Group, Inc. and issued to Mr. Li the shares of the Company’s equity that he now owns.

Between 2005 and 2008 Chunshi Li from time to time made loans to Yili Asphalt to enable it to develop its refinery. The loans were not interest-bearing, and were due on demand. At December 31, 2008 the balance due from Yili Asphalt to Chunshi Li was $365,912.

Item 14.  Principal Accountant Fees and Services

Paritz & Company, P.A. (“Paritz”) was appointed to serve as the Company’s principal accountant on August 13, 2007.

Audit Fees

Paritz billed $26,000 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2008. Also included are services performed in connection with reviews of the financial statements of China Yili and its subsidiaries for the  first three quarters of fiscal 2008 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2008. Paritz billed $27,500 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2007.

Audit-Related Fees

Paritz billed China Yili $0 for any Audit-Related fees in 2008 and 2007.

Tax Fees

Paritz billed $0 to China Yili in 2008 and 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Yili $0 for other services in 2008 and 2007.

It is the policy of the Company that all services, other than audit, review or attest services must be pre-approved by the Board of Directors.

Item 15.  Exhibit List

(a) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-51554) and incorporated herein by reference.

3-a(1)	Certificate of Designation of Series A Preferred Stock – filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 13, 2007 and incorporated herein by reference.

3-b	Bylaws - filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-51554) and incorporated herein by reference.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yili Petroleum Company

By: /s/ Chunshi Li
       Chunshi Li, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 18, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chunshi Li
Chunshi Li, Director
Chief Executive Officer, Chief
Financial and Accounting Officer