Form 10-Q
period 2009-03-31
CHINA YILI PETROLEUM CO
filed 2009-05-20
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-51554

China Yili Petroleum Company
(Name of Registrant in its Charter)

Nevada	20-2934409
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities, Inc., 100 Wall Street, 15th Floor, New York, NY 10005
(Address of Principal Executive Offices)

Issuer's Telephone Number: (212) 232-0120

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X                    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes      No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer  ____      Non-accelerated filer  ___      Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of May 19, 2009, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures 15

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:

Cash	$3,265	$6,057
Other sundry current assets	337	246

TOTAL CURRENT ASSETS	3,602	6,303

Property and equipment, net of accumulated depreciation	8,915,670	8,948,336

TOTAL ASSETS	8,919,272	8,957,639

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	1,679,375	1,683,564
Due to shareholder	412,772	365,912
Accrued expenses	84,252	87,280

TOTAL CURRENT LIABILITIES	2,176,399	2,136,756

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,748,348 shares issued
and outstanding at March 31, 2009 and December 31, 2008	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and outstanding
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at March 31, 2009 and December 31, 2008	-	-
Additional paid-in capital	6,772,103	6,767,198
Accumulated deficit	(959,693)	(896,801)
Accumulated other comprehensive income	900,715	920,738

TOTAL STOCKHOLDERS' EQUITY	6,742,873	6,820,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,919,272	$8,957,639
The accompanying notes are an integral part of financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
			From Inception
	Three months ended		May 27, 2005
	March 31,		To
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

COSTS AND EXPENSES
General and administrative expenses	57,987	73,095	937,503
Imputed Interest expense - stockholders	4,905	-	22,190

TOTAL COSTS AND EXPENSES	62,892	73,095	959,693

LOSS FROM CONTINUING OPERATIONS	$(62,892)	$(73,095)	$(959,693)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS		(171,616)	57,430

NET LOSS	$(62,892)	$(244,711)	$(902,263)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustments	(20,023)	278,615	900,715
TOTAL COMPREHENSIVE INCOME (LOSS)	$(82,915)	$33,904	$(1,548)

Basic and diluted loss per common share:
Continuing operations	$(0.00)	(0.00)
Discontinued operations	-	(0.01)

Weighted average number of shares outstanding	29,748,348	20,736,969
The accompanying notes are an integral part of financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For three months ended		From Inception
	March 31,		May 27, 2005
			To
	2009	2008	March 31, 2009
OPERATING ACTIVITIES:
Net loss	$(62,892)	$(244,711)	(902,263)
(Income) Loss from discontinued operations	-	171,616	(57,430)
Net income (loss) from continuing operations	(62,892)	(73,095)	(959,693)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	10,396	9,925	115,018
Imputed interest	4,905	-	22,190
Changes in operating assets and liabilities:
Other sundry current assets	(90)	30,517	(337)
Accounts payable	-	(20,977)	1,679,375
Accrued expenses	(2,811)	118,057	84,253
Deferred revenue	-	(45,103)	-
Net effect of discontinued operations	-	(51,021)	-
NET CASH USED IN OPERATING ACTIVITIES	(50,492)	(31,697)	940,806

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(21,949)	(9,030,688)
NET CASH USED IN INVESTING ACTIVITIES	-	(21,949)	(9,030,688)

FINANCING ACTIVITIES:
Proceeds from notes payable-stockholders	-	62,432	-
Loan received from stockholder	47,702	46,410	412,772
Payament received from related party		58,163
Capital contributions	-	-	6,779,661
Net effect of discontinued operations	-	(120,595)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,702	46,410	7,192,433

EFFECT OF EXCHANGE RATE ON CASH	(2)	2,523	900,715

INCREASE (DECREASE) IN CASH	(2,792)	(4,713)	3,265

CASH - BEGINNING OF PERIOD	$6,057	47,091	-

CASH - END OF PERIOD	$3,265	$42,378	$3,265
The accompanying notes are an integral part of financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of China Yili Petroleum Company (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

The Company’s functional currency in the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

2           BUSINESS DESCRIPTION AND HISTORY

China Yili Petroleum Company ("China Yili" or “the Company”), a development stage company, intends to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

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

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,172,797 at March 31, 2009.  The Company sustained an accumulative loss of $959,694 from its inception to date. The Company has not earned any revenues from continuing operations since inception.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of March 31, 2009 and 2008 there were no common stock equivalents outstanding.

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

New accounting pronouncements

 In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 became effective for the Company on January 1, 2009. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

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

6           PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC.   The amount is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	March 31, 2009	December 31, 2008	Life
Right to use land	$246,590	$247,205	50 years
Building and building improvements	1,767,418	1,771,826	39 years
Machinery and equipment	4,728,385	4,736,644	7 years
Office equipment and furniture	57,720	61,398	7 years
Automobiles	153,708	154,092	7 years
	6,953,821	6,971,165
Accumulated depreciation and amortization	(115,018)	(104,878)
	6,838,803	6,866,287
Construction in progress	2,076,867	2,082,047
	$8,915,670	$8,948,336

7           DUE TO STOCKHOLDERS

Amounts due certain stockholders of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the three months ended March 31, 2009.

8           INCOME TAXES

The Company has net operating loss carry-forwards of approximately $960,000 which expire between 2012 and 2013.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $240,000 for which the Company has provided a 100% valuation allowance.

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

For the three months ended March 31, 2009 and 2008, the Company did not start generating revenue or profitable operation.

Total costs and expenses reported by the Company for periods of the three-month-ended March 31, 2009 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to  the expenses of  $73,095 incurred during the three months ended March 31, 2008, our total costs and expenses have decreased by $15,108 or 20%. The Company's costs and expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss from continuing operations was $62,892 for the quarter ended March 31, 2009. For the quarter ended March 31, 2008, the Company incurred a net loss of $73,095 from its continuing operations. And for the quarter ended March 31, 2008, net loss attributed to the Company's discontinued business of ASAP Expo was $171,616.

Liquidity and Capital Resources

Management anticipates that Yili Asphalt will commence revenue-producing operations in the coming months.  In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management plans to approach a Chinese bank in order to borrow those funds on a secured basis, since Yili Asphalt has $8.9 million in capital assets on its books that are currently free of liens. To date, however, it has not obtained a commitment for the funds. If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

At the present time, we have received no commitments for the funds required for our planned capital investments.  Obtaining those funds, if we can do so, will require that we issue substantial amounts of equity securities or incur significant debts.  We believe that the expected return on those investments will justify the cost. Without additional funding, the Company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model. These circumstances could have a material adverse effect on our business and result in our inability to continue to operate as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not  applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of March 31, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was effective as of March 31, 2009 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2009.

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

China Yili Petroleum Company

Date : May 20, 2009	/s/Chunshi Li
                                                                                                       Chunshi Li, Chief Executive Officer
                                                                                                        and Chief Financial Officer