Form 10-Q
period 2009-06-30
CHINA YILI PETROLEUM CO
filed 2009-08-19
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 17, 2009, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:

Cash	2,685	$6,057
Other sundry current assets	4,291	246

TOTAL CURRENT ASSETS	6,976	6,303

Property and equipment, net of accumulated depreciation	8,920,368	8,948,336

TOTAL ASSETS	8,927,344	8,954,639

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	2,069,451	1,683,564
Due to shareholder	168,631	365,912
Accrued expenses	76,357	87,280

TOTAL CURRENT LIABILITIES	2,314,439	2,136,756

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,748,348 shares issued
and outstanding at June 30, 2009 and December 31, 2008	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and outstanding
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	6,773,888	6,764,198
Accumulated deficit	(896,801)	(896,801)
Deficit accumulated during development stage	(197,541)	-
Accumulated other comprehensive income	903,611	920,738

TOTAL STOCKHOLDERS' EQUITY	6,612,904	6,817,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,927,343	8,954,639
The accompanying notes are integral part of this financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
					From Inception
	For the six months ended		For the three months ended		May 27, 2005
	June 30,		June 30,		To
	2009	2008	2009	2008	June 30, 2009

SALES	$-	$-		$-	$-

COSTS AND EXPENSES
Cost of sales	-	-
General and administrative expenses	190,850	120,173	132,863	47,085	1,070,367
Interest expense	6,691		1,785	-	23,976

TOTAL COSTS AND EXPENSES	197,541	120,173	134,648	47,085	1,094,343

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(197,541)	(120,173)	(134,648)	(47,085)	(1,094,343)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(255,091)	-	(83,468)	57,430

NET LOSS	$(197,541)	$(375,264)	$(134,648)	$(130,553)	$(1,036,913)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustments	(17,127)	427,184	2,896	148,569	903,611
TOTAL COMPREHENSIVE INCOME (LOSS)	$(214,668)	$51,920	$(131,752)	$18,016	$(133,302)

Basic and diluted loss per common share:
Continuing operations	$(0.01)	(0.01)	$(0.00)	(0.00)
Discontinued operations	-	(0.01)	-	(0.00)

Weighted average number of shares outstanding	29,748,348	21,299,996	29,748,348	23,139,994
The accompanying notes are integral part of this financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For six months ended		From Inception
	June 30,		May 27, 2005
			To
	2009	2008	June 30, 2009
OPERATING ACTIVITIES:
Net loss:	$(197,541)	$(375,264)	(1,036,912)
(Income) Loss from discontinued operations	-	255,091	(57,430)
Net income (loss) from continuing operations	(197,541)	(120,173)	(1,094,342)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	20,802	20,145	125,473
Imputed interest	6,691	-	23,975
Changes in operating assets and liabilities:
Other sundry current assets	(4,044)	3,205	(4,291)
Accounts payable	(5,278)	(21,059)	2,069,451
Accrued expenses	(10,746)	25,778	76,357
Deferred revenue	-	(26,384)	-
Net effect of discontinued operations	-	44,190	-
NET CASH PROVIDED BY ( USED IN )OPERATING ACTIVITIES	(190,116)	(74,298)	1,196,623

INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,255)	(22,068)	(9,045,841)
NET CASH USED IN INVESTING ACTIVITIES	(11,255)	(22,068)	(9,045,841)

FINANCING ACTIVITIES:
Proceeds from notes payable-stockholders	-	299,281	-
Loan received from stockholder	198,061	79,661	168,631
Capital contributions	-	-	6,779,661
Net effect of discontinued operations	-	(299,281)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	198,061	79,661	6,948,292

EFFECT OF EXCHANGE RATE ON CASH	(62)	1,043	903,611

INCREASE (DECREASE) IN CASH	(3,372)	(15,662)	2,685

CASH - BEGINNING OF PERIOD	$6,056	47,091	-

CASH - END OF PERIOD	$2,685	$31,429	$2,685
		-

Supplemental disclosures of cash flow information:
Non-cash financing activities:

Transfer accounts payable to shareholder loan	$394,630	$-
The accompanying notes are integral part of this financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,307,463 on June 30, 2009.  The Company sustained an accumulative loss of $ 1,094,343 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

.	Impairment of long-lived assets

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

5	PROPERTY AND EQUIPMENT

Yili Asphalt acquired a 50 year land lease from the PRC. The amount is being amortized over the life of the lease.

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	June 30, 2009	December 31, 2008	Life
Right to use land	246,697	$247,205	50 years
Building and building improvements	1,768,180	1,771,826	39 years
Machinery and equipment	4,732,763	4,736,644	7 years
Office equipment and furniture	57,745	61,398	7 years
Automobiles	162,693	154,092	7 years
	6,968,078	6,971,165
Accumulated depreciation and amortization	(125,473)	(104,878)
	6,842,605	6,866,287
Construction in progress	2,077,763	2,082,048
	$8,920,368	$8,948,335

6              DUE TO STOCKHOLDERS

Amounts due certain stockholders of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the three months ended June 30, 2009.

7	INCOME TAXES

The Company has a net operating loss carry-forwards in China of approximately $1,094,00 which expires between 2012 and 2013.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $273,000 for which the Company has provided a 100% valuation allowance.

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

Economic and Industry Trend

In the past years, China has experienced high growth of real estate boom which also triggered the rapid development of construction industry that using asphalt as a major material. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in late 2008, has resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008 and 2009. Recently, the Chinese government has changed its policy and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates. The Chinese government has also decided to inject a stimulus package to boost the overall economy. From all of these, we have seen signs of recovery of the market in China.

Result of Operations

- For the Three months ended June 30, 2009 and 2008

During the three months ended June 30, 2009 and 2008, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of good sold incurred during both three months ended June 30, 2009 and 2008.

Total operating expenses reported by the Company for periods of the three-month-ended June 30, 2009 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to the operating expenses of $47,085 incurred during the three months ended June 30, 2008, our total operating expenses have increased by $87,563 or 186% to $134,648 for the quarter ended June 30, 2009. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $134,648 for the quarter ended June 30, 2009. For the quarter ended June 30, 2008, the Company incurred a net loss of $47,085 from its continuing operations. And for the quarter ended June 30, 2008, net loss attributed to the Company's discontinued business of ASAP Expo was $83,468.

- For the Six months ended June 30, 2009 and 2008

During the six months ended June 30, 2009 and 2008, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of good sold incurred during both six months ended June 30, 2009 and 2008.

Total operating expenses reported by the Company for periods of the six-month-ended June 30, 2009 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to the operating expenses of $120,173 incurred during the six months ended June 30, 2008, our total operating expenses have increased by $77,368 or 64% to $197,541. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $197,541 for the six months ended June 30, 2009. For the same period of 2008, the Company incurred a net loss of $120,173 from its continuing operations. And for the six months ended June 30, 2008, net loss attributed to the Company's discontinued business of ASAP Expo was $255,091.

Liquidity and Capital Resources

Management anticipates that Yili Asphalt will commence revenue-producing operations in the coming future. In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management plans to approach a Chinese bank in order to borrow those funds on a secured basis, since Yili Asphalt has $8.9 million in capital assets on its books that are currently free of liens. To date, however, it has not obtained a commitment for the funds. If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of June 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was effective as of June 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the three months ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2009.

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

China Yili Petroleum Company

Date : August 19, 2009	/s/Chunshi Li
                                                                                                     Chunshi Li, Chief Executive Officer
                                                                                                      and Chief Financial Officer