Form 10-Q
period 2009-09-30
CHINA YILI PETROLEUM CO
filed 2009-11-20
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 19, 2009, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	$1,865	$6,057
Other sundry current assets	4,196	246

TOTAL CURRENT ASSETS	6,061	6,303

Property and equipment, net of accumulated depreciation	8,915,654	8,948,336

TOTAL ASSETS	$8,921,715	$8,954,639

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$2,070,773	$1,683,564
Due to shareholder	218,209	365,912
Accrued expenses	113,604	87,280

TOTAL CURRENT LIABILITIES	2,402,586	2,136,756

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,748,348 shares issued
and outstanding at September 30, 2009 and December 31, 2008	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and outstanding
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	6,718,841	6,709,768
Accumulated deficit	(839,371)	(839,371)
Deficit accumulated during development stage	(297,896)	-
Accumulated other comprehensive income	907,807	917,738

TOTAL STOCKHOLDERS' EQUITY	6,519,129	6,817,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,921,715	$8,954,639
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
					From Inception
	For the three months ended		For the nine months ended		May 27, 2005
	September 30,		September 30,		To
	2009	2008	2009	2008	September 30, 2009

SALES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
General and administrative expenses	97,974	47,714	288,823	167,887	1,168,339
Interest expense	2,382	-	9,073		26,358

TOTAL COSTS AND EXPENSES	100,356	47,714	297,896	167,887	1,194,697

NET LOSS FROM CONTINUING OPERATIONS	(100,356)	(47,714)	(297,896)	(167,887)	(1,194,697)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(42,295)	-	(297,386)	57,430

NET LOSS	$(100,356)	$(90,009)	$(297,896)	$(465,273)	$(1,137,267)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	7,197	19,429	(9,931)	446,613	907,807
TOTAL COMPREHENSIVE LOSS	$(93,159)	$(70,580)	$(307,827)	$(18,660)	$(229,460)

Basic and diluted loss per common share:
Continuing operations	$(0.003)	$(0.002)	$(0.010)	$(0.008)
Discontinued operations	$-	$(0.002)	$-	$(0.014)

Weighted average number of shares outstanding	29,748,348	22,139,994	29,748,348	21,582,039
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended		From Inception
	September 30,		May 27, 2005
	2009	2008	To
			September 30, 2009
OPERATING ACTIVITIES:
Net loss from continued operations	$(297,896)	$(167,887)	$(1,194,697)
Income (loss) from discontinued operations	-	(297,386)	57,430
Net loss	(297,896)	(465,273)	(1,137,267)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	31,207	30,543	135,964
Imputed interest	9,073	-	26,358
Changes in operating assets and liabilities:
Other sundry current assets	(3,945)	32,751	(4,196)
Accounts payable	(5,373)	14,630	2,070,773
Accrued expenses	26,445	(17,410)	113,604
Net effect of discontinued operations	-	40,362	-
NET CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES	(240,489)	(364,397)	1,205,236

INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,256)	(22,083)	(9,051,619)
NET CASH USED IN INVESTING ACTIVITIES	(11,256)	(22,083)	(9,051,619)

FINANCING ACTIVITIES:
Loan received from stockholder	247,553	106,214	218,209
Capital contributions	-	-	6,722,232
Net effect of discontinued operations	-	255,830	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	247,553	362,044	6,940,441

EFFECT OF EXCHANGE RATE ON CASH	-	1,112	907,807

INCREASE (DECREASE) IN CASH	(4,192)	(23,324)	1,865

CASH - BEGINNING OF PERIOD	$6,057	47,091	$-

CASH - END OF PERIOD	$1,865	$23,767	$1,865

Supplemental disclosures of cash flow information:

Non-cash financing activities for continued operations
Transfer shareholder loan to accounts payable	$394,630	$-

Cash paid during the period for discontinued operations
Interest paid	$-	$97,012
Non-cash financing activities for discontinued operations
Loan receivable from affiliated company paid by stockholder	$-	$289,693
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of China Yili Petroleum Company and subsidiaries (the “Company”) reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Certain amounts included in the 2008 financial statements have been reclassified to conform to the September 30, 2009 financial statement presentation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

2           BUSINESS DESCRIPTION AND HISTORY

China Yili Petroleum Company and subsidiaries ( “the Company”), a development stage company, intend to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

Since inception, the Company has been developing its facilities and obtaining the requisite approvals from the Chinese government and has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise. The Company’s financial statements are identified as those of a development stage company, and the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,396,525 on September 30, 2009.  The Company sustained an accumulative loss of $ 1,137,267 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Deferred income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

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

New accounting pronouncements

 In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We have included the required disclosures in our consolidated condensed financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted  ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated condensed financial statements.

5	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	September 30, 2009	December 31, 2008	Life
Right to use land	246,854	$247,205	50 years
Building and building improvements	1,769,309	1,771,826	39 years
Machinery and equipment	4,735,786	4,736,644	7 years
Office equipment and furniture	57,782	61,398	7 years
Automobiles	162,797	154,092	7 years
	6,972,528	6,971,165
Accumulated depreciation and amortization	(135,964)	(104,878)
	6,836,564	6,866,287
Construction in progress	2,079,090	2,082,048
	$8,915,654	$8,948,335

6           DUE TO STOCKHOLDER

Amounts due to certain stockholders of China Yili Petroleum Company are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the nine months ended September 30, 2009.

7	INCOME TAXES

The Company has net operating loss carry-forwards in China of approximately $1,000,000 which expire between 2012 and 2014.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $300,000 for which the Company has provided a 100% valuation allowance.

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

Substantially all of the Company’s business is transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

9           SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through November 19, 2009, the date that these financial statements were issued. There were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic and Industry Trend

In past years, China has experienced a real estate boom, which also triggered the rapid development of the construction industry, which uses asphalt as a major material. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in late 2008, have resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008 and 2009. Recently, the Chinese government has changed its policy and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates. The Chinese government has also decided to inject a stimulus package to boost the overall economy. From all of these, we have seen signs of recovery of the market in China.

Result of Operations

For the three months ended September 30, 2009 and 2008

During the three months ended September 30, 2009 and 2008, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during the three-month periods ended September 30, 2009 and 2008.

Total operating expenses reported by the Company for the three months ended September 30, 2009 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to the operating expenses of $47,714 incurred during the three months ended September 30, 2008, our total operating expenses have increased by $52,642 or 110% to $100,356 for the quarter ended September 30, 2009. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $100,356 for the quarter ended September 30, 2009. For the quarter ended September 30, 2008, the Company incurred a net loss of $47,714 from its continuing operations. And for the quarter ended September 30, 2008, net loss attributed to the Company's discontinued business of ASAP Expo was $42,295.

For the nine months ended September 30, 2009 and 2008

During the nine months ended September 30, 2009 and 2008, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during both nine months ended September 30, 2009 and 2008.

Total operating expenses reported by the Company of the nine months ended September 30, 2009 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to the operating expenses of $167,887 incurred during the nine months ended Septemeber 30, 2008, our total operating expenses have increased by $130,009 or 77% to $297,896. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan.  In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $297,896 for the nine months ended September 30, 2009. For the same period of 2008, the Company incurred a net loss of $167,887 from its continuing operations. And for the nine months ended September 30, 2008, net loss attributed to the Company's discontinued business of ASAP Expo was $297,386.

Liquidity and Capital Resources

Management anticipates that Yili Asphalt will commence revenue-producing operations in the near future. In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management plans to approach a Chinese bank in order to borrow those funds on a secured basis, since Yili Asphalt has $8.9 million in capital assets on its books that are currently free of liens. To date, however, it has not obtained a commitment for the funds. If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of September 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was effective as of September 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the three months ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2009.

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

China Yili Petroleum Company

Date : November 20, 2009	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer