Form 10-K
period 2009-12-31
CHINA YILI PETROLEUM CO
filed 2010-04-15
CIK 1339854

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 2009

                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission File No. 0-51554

CHINA YILI PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-2934409
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

100 Wall Street, 15th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, including Area Code: 212-232-0120

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _ Accelerated filer _ Non-accelerated filer _ Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $23,083,982

As of April 15, 2010 the number of shares outstanding of the Registrant’s common stock was 29,748,348 shares, $.001 par value.

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

On December 19, 2008, China Yili declared a dividend consisting of 100% of the outstanding shares of its subsidiary, ASAP Expo, Inc. The dividend was distributed to shareholders of record as of December 31, 2008.   The total numbers of share that were  distributed was 8,701,480.

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

At present we receive our raw materials by truck, from which it is piped into our storage tanks to be dehydrated. After refining, the end products are removed from our facilities by truck.   In the future, however, we expect a rail line to be constructed directly to our plant, funded primarily by the Autonomous Region. The construction has been delayed, in part by our lack of progess in initiating business operations. When completed, however, that improvement should substantially reduce our transportation costs and reduce delays in both inbound and outbound shipments.

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

Employees

As of April 15, 2010, we have 15 full-time staff and employees.

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

All of the quotes listed below have been adjusted to reflect the 1-for-29 reverse stock split implemented on October 29, 2007.
	Bid
Quarter Ending	High	Low
March 31, 2008	$5.85	$1.95
June 30, 2008	$3.43	$2.02
September 30, 2008	$2.50	$1.50
December 31, 2008	$2.09	$0.50

March 31, 2009	$1.00	$.099
June 30, 2009	$0.99	$0.99
September 30, 2009	$0.99	$0.99
December 31, 2009	$1.01	$0.99

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

                (d) Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

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

(e)  Sale of Unregistered Securities

                The Company did not issue any unregistered equity securities during the 4th quarter of 2009.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009

Item 5       Selected Financial Data

                Not Applicable.

Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Results of Operations

During the year ended December 31, 2009 , the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during the three-month periods ended December 31, 2009.

Total operating expenses reported by the Company for the year ended December 31, 2009 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to the operating expenses of $316,593 incurred during the year ended December 31, 2008, our total operating expenses have increased to $732,096 for the year ended December 31, 2009. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $732,096 for the year ended December 31, 2009.

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

Off-Balance Sheet Arrangements

                The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 6A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 13
Consolidated Balance Sheets as of December 31, 2009 and 2008	Page 14
Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008	Page 15
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	Page 16
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	Page 17
Notes to Consolidated Financial Statements	Page 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors
China Yili Petroleum Company and Subsidiaries,

We have audited the accompanying consolidated balance sheets of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss and changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 and for the period from inception (May 27, 2005) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has sustained losses totalling $1,628,897. At December 31, 2009 the Company's current liabilities exceeded its current assets by $2,826,804 and its cash aggregated $3,161. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from inception (May 27, 2005) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 15, 2010

CHINA YILI PETRLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:

Cash	3,161	$6,057
Other sundry current assets	528	246

TOTAL CURRENT ASSETS	3,689	6,303

Property and equipment, net of accumulated depreciation	8,904,343	8,948,336

TOTAL ASSETS	8,908,032	8,954,639

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	2,070,124	1,683,564
Due to shareholder	285,870	362,912
Accrued expenses	474,499	87,280

TOTAL CURRENT LIABILITIES	2,830,493	2,133,756

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,748,348 shares issued
and outstanding at December 31, 2009 and 2008	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and
outstanding at December 31, 2009 and 2008
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at December 31, 2009 and 2008	-	-
Additional paid-in capital	6,780,719	6,767,198
Deficit accumulated during development stage	(1,628,897)	(896,801)
Accumulated other comprehensive income	895,969	920,738

TOTAL STOCKHOLDERS' EQUITY	6,077,539	6,820,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,908,032	8,954,639

The accompanying notes are an integral part of these finanical statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

			From Inception
	For the years ended		May 27, 2005
	December 31,		To
	2009	2008	December 31, 2009

SALES	$-	$-	$-

COSTS AND EXPENSES
General and administrative expenses	718,574	299,308	1,598,090
Interest expense	13,522	17,285	30,807

TOTAL COSTS AND EXPENSES	732,096	316,593	1,628,897

NET LOSS FROM CONTINUING OPERATIONS	(732,096)	(316,593)	(1,628,897)

INCOME FROM DISCONTINUED OPERATIONS	-	57,711	57,430

NET LOSS	$(732,096)	$(258,882)	$(1,571,467)

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	(24,758)	464,180	895,980
TOTAL COMPREHENSIVE (LOSS)	$(756,854)	$205,298	$(675,487)

Basic and diluted loss per common share:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	$-	$0.00

Weighted average number of shares outstanding	29,748,348	21,743,078

The accompanying notes are an integral part of these finanical statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	PREFERRED STOCK		COMMON		ADDITIONAL	DEFICIT ACCUMULATED	OTHER
	SERIES A		STOCK		PAID-IN	DURING DEVELOPMENT	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL

BALANCE - May 27, 2005		-		-	-	-	-	-

Capital contributions	300,000	300		-	185,495			185,795

BALANCE - December 31, 2005	300,000	300		-	185,795			185,795

Additional capital contribution					6,593,866			6,593,866

Foreign currency translation adjustment							(2,438)	(2,438)

Net loss						(115,937)		(115,937)

BALANCE - DECEMBER 31, 2006	300,000	$300	-	$-	$6,779,661	$(115,937)	$(2,438)	$6,661,286

Effect of merger and reverse split			300,051	300	(1,196,392)			$(1,195,792)

Foreign currency translation adjustment							458,996	$458,996

Net loss						(464,552)		$(464,552)

BALANCE - DECEMBER 31, 2007	300,000	$300	300,051	$300	$5,583,269	$(580,489)	$456,558	$5,459,938

Foreign currency translation adjustment							464,180	464,180

Preferred stock exchanged with common stock	(300,000)	(300)	29,448,297	29,448	(29,148)			-

Dividend declared for spinning off					1,195,792	(57,430)		1,138,362

Imputed interest on shareholder loan					17,285			17,285

Net loss						(258,882)		(258,882)

BALANCE - DECEMBER 31, 2008	-	$-	29,748,348	$29,748	$6,767,198	$(896,801)	$920,738	$6,820,883

Foreign currency translation adjustment							(24,769)	(24,769)

Imputed interest on shareholder loan					13,521			13,521
								-
Net loss						(732,096)		(732,096)

BALANCE - DECEMBER 31, 2009		$-	29,748,348	$29,748	$6,780,719	$(1,628,897)	$895,969	$6,077,539

The accompanying notes are an integral part of these finanical statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended		From Inception
	December 31,		May 27, 2005
			To
	2009	2008	December 31, 2009
OPERATING ACTIVITIES:
Net loss from continuing operations	$(732,096)	$(258,882)	(1,571,467)
Loss from discontinued operations	-	(57,711)	(57,430)
Net loss	(732,096)	(316,593)	(1,628,897)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	41,617	40,969	146,361
Imputed interest	13,522	17,285	30,806
Changes in operating assets and liabilities:
Other sundry current assets	(281)	(32,931)	(528)
Accounts payable	(5,741)	139,471	2,070,124
Accrued expenses	376,168	8,365	474,499
NET CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES	(306,811)	(143,434)	1,092,365

INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,258)	-	(9,050,704)
NET CASH USED IN INVESTING ACTIVITIES	(11,258)	-	(9,050,704)

FINANCING ACTIVITIES:
Proceeds from notes payable-stockholders	-	-	-
Loan received from stockholder	315,173	86,080	285,870
Capital contributions	-	-	6,779,661
NET CASH PROVIDED BY FINANCING ACTIVITIES	315,173	86,080	7,065,531

EFFECT OF EXCHANGE RATE ON CASH	-	16,320	895,969

INCREASE (DECREASE) IN CASH	(2,896)	(41,034)	3,161

CASH - BEGINNING OF PERIOD	$6,057	47,091	-

CASH - END OF PERIOD	$3,161	$6,057	$3,161

Supplemental disclosures of cash flow information:

Non-cash financing activities for continued operations
Transfer accounts payable to shareholder loan	$394,630	$-

Cash paid during the period for discontinued operations

Non-cash financing activities for discontinued operations
Loan receivable from affiliated company paid by stockholder	$-	$289,693
The accompanying notes are an integral part of these finanical statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

1           BUSINESS DESCRIPTION AND HISTORY

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

On December 19, 2008, Yili declared a dividend of 100% of the outstanding shares of ASAP, payable on December 31, 2008 to shareholders of record on that date.  The results of operations of ASAP are included in the accompanying consolidated statements of operations and other comprehensive income (loss) as income (loss) from discontinued operations. The assets and liabilities of ASAP are aggregated and reported as separate lines on the consolidated balance sheet prior to the declaration of the dividend.

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

In connection with the closing of the acquisition (the “Merger”) on August 13, 2007, the following took place:

ASAP Show issued to the stockholders of Sino-American Petroleum 200,000 shares of Series A Preferred Stock, which were convertible into 19,632,689 shares of common stock.

Sino-American Petroleum acquired the equity in Yili Asphalt in May 2007 in exchange for an equitable interest in Sino-American Petroleum.  The CEO and majority shareholder of Yili Asphalt prior to that acquisition became a control shareholder , CEO and sole director of ASAP Show as a result of the Merger of Sino-American Petroleum with ASAP Show.  For that reason, and because Sino-American Petroleum has had no business activity other than to facilitate the acquisition of Yili Asphalt by ASAP Show, we have accounted for Sino-American Petroleum’s acquisition of Yili Asphalt as a reorganization of entities under common control.

The above merger was accounted for as a reverse merger, since the former shareholders of Sino-American Petroleum and its wholly-owned subsidiary, Yili Asphalt, effectively control the Company and, accordingly, Sino-American Petroleum is considered to be the surviving entity.

Prior to the Merger, ASAP Show issued 100,000 shares of Series A Preferred Stock for $600,000.  The 100,000 shares were convertible into 9,816,344 shares of common stock.  The three purchasers assigned their interest in most of the Series A Preferred shares to other individuals, none of whom, acquired sufficient shares to be a controlling stockholder of ASAP Show.

Prior to the Merger, ASAP Show assigned all of its pre-Merger business and assets to ASAP Expo, Inc., its wholly-owned subsidiary, and ASAP Expo, Inc. assumed responsibility for all of the liabilities of ASAP Show that existed prior to the merger.  At the same time, ASAP Show entered into a management agreement with Frank Yuan, its previous CEO, and ASAP Expo, Inc. The management agreement provides that Mr. Yuan will manage ASAP Expo, Inc. within his discretion, provided that his actions or inactions do not threaten material injury to ASAP Show.  The management agreement further provided that Mr. Yuan will cause ASAP Expo, Inc. to file a registration statement with the Securities and Exchange Commission, that will, when declared effective, permit ASAP Show to distribute all of the outstanding shares of ASAP Expo, Inc. to the holders of its common stock.  After the registration statement is declared effective, the Board of Directors of ASAP Show will fix a record date, and stockholders of record on that date will receive the shares of ASAP Expo, Inc. in proportion to their ownership of ASAP Show common stock.

On October 22, 2007 ASAP Show, Inc. changed its corporate name to China Yili Petroleum Company (the “Company”) and announced a 1 for 29 reverse split.  All references to outstanding shares in this report have been adjusted to reflect the reverse split.

In November 2007 the Company and the holders of the Series A Preferred Stock agreed to exchanged all of the outstanding shares of Series A Preferred Stock for 29, 448,297 shares of common stock.

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

Certain amounts included in the 2008 financial statements have been reclassified to conform to the December 31, 2009 financial statement presentation.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

2           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,826,804 on December 31, 2009 and its cash aggregated $3,161. The Company sustained an accumulated loss of $ 1,571,467 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method once the assets are placed in service.

The Company’s subsidiary leases a parcel of land, on which the office and production facilities of the Company are situated, pursuant to a real estate contract from the local government of the PRC government expiring in 2056.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

.               Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest)

General and administrative Costs

General and administrative costs consist primarily of salaries for administrative staffs, rent expenses, depreciation expense and employee benefits for administrative staffs.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2009 and 2008, there were no common stock equivalents outstanding.

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

                Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2009 and 2008,  the Company has not experienced any uninsured losses from injury to others or other losses.

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

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation. This guidance amends ASC 810-10-15 to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with a primarily qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and requires additional disclosures about an enterprise’s involvement in VIEs. This guidance is effective as of the beginning of the reporting entity’s first annual reporting period that begins after November 15, 2009 and earlier adoption is not permitted. We are currently evaluating the potential impact, if any, of the adoption of this guidance will have on our consolidated condensed financial statements.

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

In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations because the Company doesn’t have any multiple deliverable revenue arrangements.

4	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	December31, 2009	December 31, 2008	Life
Right to use land	246,829	$247,205	50 years
Building and building improvements	3,848,011	1,771,826	39 years
Machinery and equipment	4,735,307	4,736,644	7 years
Office equipment and furniture	57,776	61,398	7 years
Automobiles	162,781	154,092	7 years
	9,050,704	6,971,165
Accumulated depreciation and amortization	(146,361)	(104,878)
	8,904,343	6,866,287
Construction in progress	-	2,082,049
	$8,904,343	$8,948,336

5           DUE TO STOCKHOLDER

Amounts due certain stockholder of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended December 31, 2009 and 2008.

6	INCOME TAXES

The Company has net operating loss carry-forwards in China of approximately $1,600,000  which expire between 2012 and 2014.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $400,000 for which the Company has provided a 100% valuation allowance.

7	RISK FACTORS

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

Potential Limitations on the Payment of Dividends

The PRC government imposes control over the conversion of Renminbi, or RMB, into foreign currencies. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in China.  On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items. Enterprises in China, including FIEs, which require foreign exchange for transactions relating to current account items, if within a certain limited amount may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs. Conversions in excess of prescribed limits, however, require the prior approval of SAFE.

Obtaining approval from SAFE for foreign currency conversions can be a time-consuming process.  Moreover, the PRC government from time to time modifies its regulations regarding conversion of RMB into foreign currencies, and may in the future impose further restrictions on transactions relating to current accounts.  For all these reasons, our ability to pay dividends in the future may be limited by our inability to readily transfer funds from our PRC subsidiary to our U.S. parent corporation.

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

9           SUBSEQUENT EVENT

We have evaluated events after the date of these financial statements through April 15, 2010, the date that these financial statements were issued. There were no material subsequent events as of that date.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses that are described below under “Management’s Report on Internal Control over Financial Reporting.”  Based on his evaluation, therefore, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum Company’s system of disclosure controls and procedures was not effective as of December 31, 2009 for the purposes described in this paragraph.

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

                Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

a.Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Tongliao. None of our employees has substantial experience or familiarity with U.S accounting principles.  The lack of personnel in our Tongliao office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c.Lack of independent control over related party transactions.  Chunshi Li is the sole director and sole officer of China Yili Petroleum Company.  From time to time Mr. Li has made loans to finance the operations of Yili Asphalt, has contributed assets to Yili Asphalt, and has arranged transactions between Yili Asphalt and other entities under his control.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

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

Item 8B   Other Information

                None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Chunshi Li	54	Chairman, Chief Executive Officer, Chief Financial Officer	2007

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009, except that Chunshi Li failed to file a Form 3.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Chunshi Li, its Chief Executive Officer, for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2009, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

Compensation
Year	Salary
2009	$0
Chunshi Li	2008	$0
	2007	$0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2009 and those options held by him on December 31, 2009.

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

Item 13.  Principal Accountant Fees and Services

Paritz & Company, P.A. (“Paritz”) was appointed to serve as the Company’s principal accountant on August 13, 2007.

Audit Fees

Paritz billed $24,500 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2009. Also included are services performed in connection with reviews of the financial statements of China Yili and its subsidiaries for the  first three quarters of fiscal 2009 as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal year 2009. Paritz billed $26,000 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2009.

Audit-Related Fees

Paritz billed China Yili $0 for any Audit-Related fees in 2009 and 2008.

Tax Fees

Paritz billed $0 to China Yili in 2009 and 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Yili $0 for other services in 2009 and 2008.

It is the policy of the Company that all services, other than audit, review or attest services must be pre-approved by the Board of Directors.

Item 14.  Exhibit List

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

China Yili Petroleum Company

By: /s/ Chunshi Li
       Chunshi Li, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chunshi Li
Chunshi Li, Director
Chief Executive Officer, Chief
Financial and Accounting Officer