Form 10-Q
period 2010-05-24
CHINA YILI PETROLEUM CO
filed 2010-05-24
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-51554

China Yili Petroleum Company
(Name of Registrant in its Charter)

Nevada	20-2934409
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o 100 Wall Street, 15th Floor, New York, NY 10005
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

As of May 24, 2010, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YILI PETRLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	1,971	$3,161
Other sundry current assets	528	528

TOTAL CURRENT ASSETS	2,499	3,689

Property and equipment, net of accumulated depreciation	8,892,085	8,904,343

TOTAL ASSETS	8,894,584	8,908,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	2,070,470	2,070,124
Due to stockholder	304,045	285,870
Accrued expenses	512,141	474,499

TOTAL CURRENT LIABILITIES	2,886,656	2,830,493

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,290,428 and 29,748,348 shares issued
and outstanding at March 31, 2010 and December 31, 2009, respectively	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and
outstanding at March 31, 20101 and December 31, 2009
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at March 31, 20101 and December 31, 2009	-	-
Additional paid-in capital	6,784,519	6,780,719
Deficit accumulated during development stage	(1,703,322)	(1,628,917)
Accumulated other comprehensive income	896,983	895,989

TOTAL STOCKHOLDERS' EQUITY	6,007,928	6,077,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,894,584	8,908,032
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

			From Inception
	For the three months ended		May 27, 2005
	March 31,		To
	2010	2009	March 31, 2010

SALES	$-	$-	$-

COSTS AND EXPENSES
Cost of sales	-
General and administrative expenses	70,625	57,987	1,668,715
Interest expense	3,800	4,905	34,607

TOTAL COSTS AND EXPENSES	74,425	62,892	1,703,322

NET (LOSS) FROM CONTINUING OPERATIONS	(74,425)	(62,892)	(1,703,322)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	57,430

NET LOSS	$(74,425)	$(62,892)	$(1,645,892)

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	1,014	(20,023)	896,983
TOTAL COMPREHENSIVE (LOSS)	$(73,411)	$(82,915)	$(748,909)

Basic and diluted loss per common share:
Continuing operations	$(0.00)	$(0.00)

Weighted average number of shares outstanding	29,290,428	29,748,348
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended		From Inception
	March 31,		May 27, 2005
			To
	2010	2009	March 31, 2010
OPERATING ACTIVITIES:
Net loss from continued operations	$(74,425)	$(62,892)	(1,645,892)
Loss from discontinued operations	-	-	(57,430)
Net (loss)	(74,425)	(62,892)	(1,703,322)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	13,741	10,396	160,130
Imputed interest	3,800	4,905	34,606
Changes in operating assets and liabilities:
Other sundry current assets	-	(90)	(528)
Accounts payable	-	-	2,070,470
Accrued expenses	37,562	(2,811)	512,141
NET CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES	(19,322)	(50,492)	1,073,497

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,052,215)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,052,215)

FINANCING ACTIVITIES:
Loan received from stockholder	18,129	47,702	304,045
Capital contributions	-	-	6,779,661
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,129	47,702	7,083,706

EFFECT OF EXCHANGE RATE ON CASH	3	(2)	896,983

INCREASE (DECREASE) IN CASH	(1,190)	(2,792)	1,971

CASH - BEGINNING OF PERIOD	$3,161	6,057	-

CASH - END OF PERIOD	$1,971	$3,265	$1,971

The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on April 15, 2010.

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

Since inception, the Company has been developing its facilities and obtaining the requisite approvals from the Chinese government and has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise  The Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,884,157 on March 31, 2010.  The Company sustained an accumulative loss of $ 1,703,322 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

5           DUE TO STOCKHOLDER

Amounts due certain stockholder of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended March 31, 2010 and December 31, 2009..

6	INCOME TAXES

The Company has net operating loss carry-forwards in China of approximately $900,000 which expire between 2012 and 2014.

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

                Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

8           SUBSEQUENT EVENT

We have evaluated events after the date of these financial statements through the date that these financial statements were issued. There were no material subsequent events as of that date

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic and Industry Trend

In past years, China has experienced a real estate boom, which also triggered the rapid development of the construction industry, which uses asphalt as a major material. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in late 2008, have resulted in a slowdown of the real estate market in China and our business, in turn, has been affected. Recently, the Chinese government has changed its policy and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates. The Chinese government has also decided to inject a stimulus package to boost the overall economy. From all of these, we have seen signs of recovery of the market in China.

Results of Operations

During the quarter ended March 31, 2010, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during the three-month period ended March 31, 2010.  Likewise we generated no revenue during the three months ended March 31, 2009 or any prior period.

Total operating expenses reported by the Company for the quarter ended March 31, 2010 were mainly attributable to the general and administrative expenses which generally consisted  of the facilities maintenance and depreciation cost. Compared to the operating expenses of $57,987 incurred during the quarter ended March 31, 2009, our total operating expenses have increased to $70,625 for the quarter ended March 31, 2010. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $74,425 for the quarter ended March 31, 2010.

Liquidity and Capital Resources

Management anticipates that Yili Asphalt will commence revenue-producing operations in the near future. In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management plans to approach a Chinese bank in order to borrow those funds on a secured basis, since Yili Asphalt has $8.8 million in capital assets on its books that are currently free of liens. To date, however, it has not obtained a commitment for the funds. If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of March 31, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

•
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

•
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

•
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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of March 31, 2010 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the three months ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : May 24, 2010	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer