Form 10-Q
period 2010-06-30
CHINA YILI PETROLEUM CO
filed 2010-08-23
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 20, 2010, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YILI PETRLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	1,231	$3,161
Other sundry current assets	532	528

TOTAL CURRENT ASSETS	1,763	3,689

Property and equipment, net of accumulated depreciation	8,936,575	8,904,343

TOTAL ASSETS	8,938,338	8,908,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	2,084,050	2,070,124
Due to stockholder	329,955	285,870
Accrued expenses	584,254	474,499

TOTAL CURRENT LIABILITIES	2,998,259	2,830,493

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,748,348 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and outstanding
outstanding at June 30, 2010 and December 31, 2009
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at June 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	6,788,620	6,780,719
Deficit accumulated during development stage	(1,814,756)	(1,628,897)
Accumulated other comprehensive income	936,467	895,969

TOTAL STOCKHOLDERS' EQUITY	5,940,079	6,077,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	8,938,338	8,908,032
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
(Unaudited)

					From Inception
	For the three months ended		For thesix months ended		May 27, 2005
	June 30,		June 30,		To
	2010	2009	2010	2009	June 30, 2010

SALES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales			-
General and administrative expenses	107,332	132,863	177,957	190,850	1,776,047
Interest expense	4,102	1,785	7,902	6,691	38,709

TOTAL COSTS AND EXPENSES	111,434	134,648	185,859	197,541	1,814,756

NET LOSS FROM CONTINUING OPERATIONS	(111,434)	(134,648)	(185,859)	(197,541)	(1,814,756)

INCOME LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	57,430

NET LOSS	$(111,434)	$(134,648)	$(185,859)	$(197,541)	$(1,757,326)

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	39,484	2,896	40,498	(17,127)	936,467
TOTAL COMPREHENSIVE LOSS	$(71,950)	$(131,752)	$(145,361)	$(214,668)	$(820,859)

Basic and diluted loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	29,748,348	29,748,348	29,748,348	29,748,348
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended		From Inception
	June 30,		May 27, 2005
			To
	2010	2009	June 30, 2010
OPERATING ACTIVITIES:
Net loss from continued operations	$(185,859)	$(197,541)	(1,757,326)
Loss from discontinued operations	-	-	(57,430)
Net loss	(185,859)	(197,541)	(1,814,756)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	27,490	20,802	175,015
Imputed interest	7,902	6,691	38,708
Changes in operating assets and liabilities:
Other sundry current assets	-	(4,044)	(532)
Accounts payable	-	(5,278)	2,084,050
Accrued expenses	106,345	(10,746)	584,254
NET CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES	(44,123)	(190,116)	1,066,739

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(11,255)	(9,111,590)
NET CASH USED IN INVESTING ACTIVITIES	-	(11,255)	(9,111,590)

FINANCING ACTIVITIES:
Loan received from stockholder	42,191	198,061	329,955
Capital contributions	-	-	6,779,660
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,191	198,061	7,109,615

EFFECT OF EXCHANGE RATE ON CASH	2	(62)	936,467

INCREASE (DECREASE) IN CASH	(1,930)	(3,372)	1,231

CASH - BEGINNING OF PERIOD	$3,161	6,056	-

CASH - END OF PERIOD	$1,231	$2,684	$1,231
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Since inception, the Company has been developing its facilities and obtaining the requisite approvals from the Chinese government and has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise  The Company’s financial statements be identified as those of a development stage company, and that the statements of operations, and cash flows disclose activity since the date of the Company’s inception.

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $2,996,496 on June 30, 2010.  The Company sustained an accumulative loss of $1,814,756 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of June 30, 2010 and December 31, 2009, there were no common stock equivalents outstanding.

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

5           DUE TO STOCKHOLDER

Amounts due certain stockholder of China Yili Petroleum Company are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the three and six months ended June 30, 2010.

6	INCOME TAXES

The Company has net operating loss carry-forwards in China and United States of approximately $1,800,000 which expire between 2010 and 2030.

The Company has a deferred tax asset resulting from the net loss carry-forwards of approximately $450,000 for which the Company has provided a 100% valuation allowance.

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

                Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2010, the Company has not experienced any uninsured losses from injury to others or other losses.

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

8           SUBSEQUENT EVENTS

We have evaluated events after the date of these financial statements through the date that these financial statements were issued. There were no material subsequent events as of that date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Economic and Industry Trends

In past years, China has experienced a real estate boom, which also triggered the rapid development of the construction industry, which uses asphalt as a major material. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation in the property market. These policies, together with the worldwide financial crisis in late 2008, have resulted in a slowdown of the real estate market in China and our business, in turn, has been affected. Recently, the Chinese government has changed its policy and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates. The Chinese government has also decided to inject a stimulus package to boost the overall economy. From all of these, we have seen signs of recovery of the market in China.

Results of Operations

During the three and six months ended June 30, 2010, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during both periods ended June 30, 2010.  Likewise we generated no revenue during the three and six months ended June 30, 2009 or any prior period.

Total operating expenses reported by the Company for the three and six ended June 30, 2010 were mainly attributable to the general and administrative expenses which generally consisted  of facilities maintenance, depreciation cost and professional fees. Compared to the operating expenses of $134,648 and $197,541 incurred during the three and six months ended June 30, 2009, our total operating expenses have decreased to $111,434 for the quarter and $185,859 for the six months ended June 30, 2010. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $111,434 and $ 185,859 for the quarter and six months ended June 30, 2010.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of June 30, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of June 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the three months ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2st quarter of fiscal 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : August 23, 2010	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer