Form 10-Q
period 2010-09-30
CHINA YILI PETROLEUM CO
filed 2010-11-22
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____

Commission File No. 0-51554

China Yili Petroleum Company
(Name of Registrant in its Charter)

Nevada	20-2934409
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

TONGLIAO ECONOMIC DEVELOPMENT DISTRICTTONGLIAO F4 638229
(Address of Principal Executive Offices)

Issuer's Telephone Number: (973) 506-9295

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

As of November 18, 2010, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash	1,031	$3,161
Other sundry current assets	539	528

TOTAL CURRENT ASSETS	1,570	3,689

Property and equipment, net of accumulated depreciation	9,043,076	8,904,343

TOTAL ASSETS	9,044,646	8,908,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	2,112,155	2,070,124
Due to stockholder	357,181	285,870
Accrued expenses	629,210	474,499

TOTAL CURRENT LIABILITIES	3,098,546	2,830,493

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,748,348 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	29,748	29,748
Preferred stock, $0.001 par value, 4,700,000 shares
authorized, 0 shares issued and outstanding
outstanding at September 30, 2010 and December 31, 2009
Preferred stock, Series A, $0.001 par value, 300,000 shares
authorized, 0 shares issued and
outstanding at September 30, 2010 and December 31, 2009	-	-
Additional paid-in capital	6,795,990	6,780,719
Deficit accumulated during development stage	(1,896,955)	(1,628,897)
Accumulated other comprehensive income	1,017,317	895,969

TOTAL STOCKHOLDERS' EQUITY	5,946,100	6,077,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	9,044,646	8,908,032
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
(Unaudited)

					From Inception
	For the nine months ended		For the three months ended		May 27, 2005
	September 30,		September 30,		To
	2010	2009	2010	2009	September 30, 2010

SALES	$-	$-	$-	$-	$-

COSTS AND EXPENSES
Cost of sales	-
General and administrative expenses	252,787	288,823	74,830	97,973	1,850,877
Interest expense	15,271	9,073	7,369	2,382	46,078

TOTAL COSTS AND EXPENSES	268,058	297,896	82,199	100,355	1,896,955

NET (LOSS) FROM CONTINUING OPERATIONS	(268,058)	(297,896)	(82,199)	(100,355)	(1,896,955)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	57,430

NET LOSS	$(268,058)	$(297,896)	$(82,199)	$(100,355)	$(1,839,525)

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	121,348	(9,931)	80,850	7,197	1,017,317
TOTAL COMPREHENSIVE (LOSS)	$(146,710)	$(307,827)	$(1,349)	$(93,158)	$(822,208)

Basic and diluted loss per common share:
Continuing operations	$(0.009)	$(0.010)	$(0.003)	$(0.003)
Discontinued operations	$-	$-	$-	$-

Weighted average number of shares outstanding	29,748,348	29,748,348	29,748,348	29,748,348
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended		From Inception
	September 30,		May 27, 2005
			To
	2010	2009	September 30, 2010
OPERATING ACTIVITIES:
Net loss from continued operations	$(268,058)	$(297,896)	(1,839,525)
Loss from discontinued operations	-	-	(57,430)
Net (loss)	(268,058)	(297,896)	(1,896,955)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	41,350	31,207	191,377
Imputed interest	15,271	9,073	46,077
Changes in operating assets and liabilities:
Other sundry current assets	-	(3,945)	(539)
Accounts payable	-	(5,373)	2,112,155
Accrued expenses	143,807	26,445	629,210
NET CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES	(67,630)	(240,489)	1,081,325

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(11,256)	(9,234,453)
NET CASH USED IN INVESTING ACTIVITIES	-	(11,256)	(9,234,453)

FINANCING ACTIVITIES:
Loan received from stockholder	65,497	247,553	357,181
Capital contributions	-	-	6,779,661
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,497	247,553	7,136,842

EFFECT OF EXCHANGE RATE ON CASH	3	-	1,017,317

INCREASE (DECREASE) IN CASH	(2,130)	(4,192)	1,031

CASH - BEGINNING OF PERIOD	$3,161	6,057	-

CASH - END OF PERIOD	$1,031	$1,865	$1,031

Supplemental disclosures of cash flow information:

Non-cash financing activities for continued operations
Transfer accounts payable to shareholder loan		$394,630
The accompanying notes are integral part of the financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $3,096,976 on September 30, 2010.  The Company sustained an accumulative loss of $1,896,955 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of September 30, 2010 and December 31, 2009, there were no common stock equivalents outstanding.

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

               New Accounting Pronouncements

In January 2010, Financial Accounting Standards Board (“FASB”) issued Auditing standards update (“ASU”) No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

5           DUE TO STOCKHOLDER

Amounts due certain stockholder of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum.

6	INCOME TAXES

The Company has net operating loss carry-forwards in China and United States of approximately $1,890,000 which expire between 2011 and 2015.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $480,000 for which the Company has provided a 100% valuation allowance.

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

Results of Operations

During the three and nine months ended September 30, 2010, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during both periods ended September 30, 2010.  Likewise we generated no revenue during the three and nine months ended September 30, 2009 or any prior period.

Total operating expenses reported by the Company for the three and nine ended September 30, 2010 were mainly attributable to the general and administrative expenses which generally consisted  of facilities maintenance, depreciation cost and professional fees. Compared to the operating expenses of $100,355 and $297,896 incurred during the three and nine months ended September 30, 2009, our total operating expenses have decreased to $82,199 for the quarter and $268,058 for the nine months ended September 30, 2010. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $82,199 and $268,058 for the quarter and nine months ended September 30, 2010.

Liquidity and Capital Resources

Management anticipates that Yili Asphalt will commence revenue-producing operations in the near future. In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management plans to approach a Chinese bank in order to borrow those funds on a secured basis, since Yili Asphalt has $9.0 million in capital assets on its books that are currently free of liens. To date, however, it has not obtained a commitment for the funds. If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of September 30, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of September 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the three months ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : November 22, 2010	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer