Form 10-K
CHINA YILI PETROLEUM CO
filed 2011-04-15
CIK 1339854

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2010

                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission File No. 0-51554

CHINA YILI PETROLEUM COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-2934409
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

TONGLIAO ECONOMIC DEVELOPMENT DISTRICT TONGLIAO F4, P.R.China 638229
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, including Area Code: 973-506-9295
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _ Accelerated filer _ Non-accelerated filer _ Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $23,083,982

As of April 14, 2011 the number of shares outstanding of the Registrant’s common stock was 29,748,348 shares, $.001 par value.

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

Asphalt. Petroleum asphalt is, in the first instance, moved in one of three directions. It can be burnt to produce coke, which is the main fuel source for steelmaking. In the alternative, it can be blended with anthracite and liquid asphalt, then used as blast furnace refractory material or as the primary component of electrolyte aluminum anodes, electric steelmaking electrodes, heat exchangers, and for other high temperature resistant uses. Finally, asphalt can be used undiluted for paving roads and roofs.

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

Employees

As of April 15, 2011, we have 10 full-time staff and employees.

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

Item 4. Reserved

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

	Bid
Quarter Ending	High	Low
March 31, 2009	$1.00	$0.99
June 30, 2009	$0.99	$0.99
September 30, 2009	$0.99	$0.99
December 31, 2009	$1.01	$0.99

March 31, 2010	$0.15	$0.15
June 30, 2010	$2.99	$0.15
September 30, 2010	$1.08	$0.15
December 31, 2010	$1.07	$0.15

(b) Shareholders

Our shareholders list contains the names of 190 registered stockholders of record of the Company’s Common Stock.

                (d) Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2010.

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

(e)  Sale of Unregistered Securities

                The Company did not issue any unregistered equity securities during the year ended December 31, 2010.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the year ended December 31, 2010.

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

Results of Operations

During the years ended December 31, 2010, and 2009 the Company did not generate any revenue. As a result, there is also no cost of goods sold incurred during the past years.

Total operating expenses reported by the Company for the year ended December 31, 2010 were mainly attributable to the general and administrative expenses which generally consisted  of facilities maintenance, depreciation cost and professional fees. Compared to the operating expenses of $732,096 incurred during the year ended December 31, 2009, our total operating expenses have decreased to $303,396 for this year. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incured expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $303,396 for the year ended December 31, 2010, a decrease of $428,700 from the year ended December 31, 2009 as a result of the reduction in expenses explained above.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets as of December 31, 2010 and 2009	F2
Consolidated Statements of Operations and Comprehensive Losses for the Years Ended December 31, 2010 and 2009 and from inception (May 27, 2005) to December 31, 2010	F3
Consolidated Statements of Changes in Stockholders’ Equity from inception (May 27, 2005) to December 31, 2010	F4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, and 2009 and from inception (May 27, 2005) to December 31, 2010	F5
Notes to Consolidated Financial Statements	F6-F17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors
China Yili Petroleum Company and Subsidiaries,

We have audited the accompanying consolidated balance sheets of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive losses, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 and for the period from inception (May 27, 2005) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has sustained losses totaling $1,932,293 since inception. At December 31, 2010 the Company's current liabilities exceeded its current assets by $3,169,768 and its cash aggregated $692. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from inception (May 27, 2005) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 14, 2011

F1

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$692	$3,161
Other sundry current assets	547	528
TOTAL CURRENT ASSETS	1,239	3,689

Property and equipment, net of accumulated depreciation	9,176,508	8,904,343

TOTAL ASSETS	$9,177,747	$8,908,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,143,942	$2,070,124
Due to shareholder	378,700	285,870
Accrued expenses	648,365	474,499
TOTAL CURRENT LIABILITIES	3,171,007	2,830,493

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at December 31, 2010 and 2009	29,748	29,748

Preferred stock, $0.001 par value,
4,700,000 shares authorized
0 shares issued and outstanding
at December 31, 2010 and 2009	-	-

Preferred stock, Series A, $0.001 par value,
300.000 shares authorized
0 shares issued and outstanding
at December 31, 2010 and 2009	-	-

Additional paid-in capital	6,799,332	6,780,719
Deficit accumulated during development stage	(1,932,293)	(1,628,897)
Accumulated other comprehensive income	1,109,953	895,969
TOTAL STOCKHOLDERS' EQUITY	6,006,740	6,077,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,177,747	$8,908,032

The accompanying notes are an integral part of these financial statements

F2

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
			From Inception
	For the years ended		May 27, 2005)
	December 31,		to
	2010	2009	December 31, 2010

Sales	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	284,783	718,574	1,882,873
Interest expense	18,613	13,522	49,420
Total Cost and expenses	303,396	732,096	1,932,293

NET LOSS FROM CONTINUING OPERATIONS	(303,396)	(732,096)	(1,932,293)

INCOME FROM DISCONTINUED OPERATIONS	-	-	57,430

NET LOSS	(303,396)	(732,096)	(1,874,863)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	213,984	(24,758)	1,109,953
TOTAL COMPREHENSIVE (LOSS)	(89,412)	$(756,854)	$(764,910)

Basic and diluted loss per common share:
Continuing operations	$(0.01)	$(0.03)

Weighted average number of shares outstanding:	29,748,348	29,748,348

The accompanying notes are an integral part of these financial statements

F3

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						DEFICIT ACCUM.
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	DURING	OTHER
	SERIES A				PAID-IN	DEVELOPMENT	COMPREHENSIVE
	SHARES	AMOUT	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL
BALANCE - May 27, 2005	-	-		-	-	-	-	-

Capital Contributions	300,000	300		-	185,795			186,095

BALANCE - DECEMBER 31, 2005	300,000	300		-	185,795	-	-	186,095

Additional capital contribution					6,593,866			6,593,866

Foreign currency translation adjustments							(2,438)	(2,438)

Net loss						(115,937)		(115,937)

BALANCE - DECEMBER 31, 2006	300,000	300		-	6,779,661	(115,937)	(2,438)	6,661,586

Effect of merger and reverse split			300,051	300	(1,196,392)			(1,196,092)

Foreign currency translation adjustments							458,996	458,996

Net loss						(464,552)		(464,552)

BALANCE - DECEMBER 31, 2007	300,000	300	300,051	300	5,583,269	(580,489)	456,558	5,459,938

Foreign currency translation adjustments							464,180	464,180

Preferred stock converted to common stock	(300,000)	(300)	29,448,297	29,448	(29,148)			-

Dividend declared for spinning off					1,195,792	(57,430)		1,138,362

Imputed interest on shareholder loan					17,285			17,285

Net loss						(258,882)		(258,882)

BALANCE - DECEMBER 31, 2008	-	-	29,748,348	29,748	6,767,198	(896,801)	920,738	6,820,883

Foreign currency translation adjustment							(24,769)	(24,769)

Imputed interest on shareholder loan					13,521			13,521

Adjusted RE for interco elimination								-

Net loss						(732,096)		(732,096)

BALANCE - DECEMBER 31, 2009	-	-	29,748,348	29,748	6,780,719	(1,628,897)	895,969	6,077,539

Foreign currency translation adjustment							213,984	213,984

Imputed interest on shareholder loan					18,613			18,613

Adjusted RE for interco elimination								-

Net loss						(303,396)		(303,396)
BALANCE - DECEMBER 31, 2010	-	-	29,748,348	29,748	6,799,332	(1,932,293)	1,109,953	6,006,740

	The accompanying notes are an integral part of these financial statements

F4

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			From Inception
	For the years ended		May 27, 2005
	December 31		to
	2010	2009	December 31, 2010
OPERATING ACTIVITIES:
Net loss:	$(303,396)	$(732,096)	$(1,874,863)
Gain (loss) from discontinued operations	-	-	(57,430)
Net income (loss) from continuing operations	(303,396)	(732,096)	(1,932,293)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation	45,354	41,617	196,937
Imputed interest	18,613	13,522	49,419
Changes in operating assets and liabilities:
Other sundry current assets	2,470	(281)	(547)
Accounts payable	-	(5,741)	2,143,942
Accrued expenses	159,109	376,168	648,365

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(77,850)	(306,811)	1,105,823

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(11,258)	(9,373,445)
NET CASH USED IN INVESTING ACTIVITIES	-	(11,258)	(9,373,445)

FINANCING ACTIVITIES:

Loan received from (payment to) stockholder	84,138	315,173	378,700
Capital contribution	-	-	6,779,661

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,138	315,173	7,158,361

EFFECT OF EXCHANGE RATE ON CASH	(8,757)	-	1,109,953

INCREASE/ DECREASE IN CASH	(2,469)	(2,896)	692

CASH - BEGINNING OF PERIOD	3,161	6,057	-

CASH - END OF PERIOD	$692	$3,161	$692

Supplemental disclosures of cash flow information:

Non-cash financing activities for continued operations
Transfer accounts payable to shareholder loan	$-	$394,630

The accompanying notes are an integral part of these financial statements

F5

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1           BUSINESS DESCRIPTION AND HISTORY

China Yili Petroleum Company and subsidiaries ( "The Company"), a development stage company, intend to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

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

F6

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

•
The above merger was accounted for as a reverse merger, since the former shareholders of Sino-American Petroleum and its wholly-owned subsidiary, Yili Asphalt, effectively control the Company and, accordingly, Sino-American Petroleum is considered to be the surviving entity.

F7

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

2           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $3,169,768 on December 31, 2010.  The Company has sustained an accumulative loss of $ 1,932,293 since its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

F8

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

F9

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. In the opinion of management, there was no impairment for the year ended December 31, 2010 and 2009.

F10

Deferred income taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

F11

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2010 and 2009, there were no common stock equivalents outstanding.

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

F12

            Fair value of financial instruments

We have adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair  value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates fair values because of the short-term maturing of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates which are comparable to rates of returns for instruments of similar credit risk and because of the short term maturity of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

F13

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

F14

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	December 31, 2010	December 31, 2009	Life
Right to use land	$255,631	$246,829	50 years
Building and building improvements	3,985,226	3,848,011	39 years
Machinery and equipment	4,904,163	4,735,307	7 years
Office equipment and furniture	59,835	57,776	7 years
Automobiles	168,587	162,781	7 years
	9,373,442	9,050,704
Accumulated depreciation and amortization	196,934	146,361

	$9,176,508	$8,904,343

F15

5           DUE TO STOCKHOLDER

Amounts due certain stockholder of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended March 31, 2010 and December 31, 2009..

6	INCOME TAXES

The Company has net operating loss carry-forwards in China and United States of approximately $2,000,000 which expire between 2012 and 2020.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $500,000 for which the Company has provided a 100% valuation allowance.

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

F16

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

F17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not Applicable

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses that are described below under “Management’s Report on Internal Control over Financial Reporting.”  Based on his evaluation, therefore, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum Company’s system of disclosure controls and procedures was not effective as of December 31, 2010 for the purposes described in this paragraph.

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

                Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

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

Item 9B   Other Information

                None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Chunshi Li	55	Chairman, Chief Executive Officer, Chief Financial Officer	2007

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

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Chunshi Li, its Chief Executive Officer, for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2010, 2009 and 2008. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2010 exceeded $100,000.

	Compensation
	Year	Salary
	2010	$0
Chunshi Li	2009	$0
	2008	$0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2010 and those options held by him on December 31, 2010.

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

Audit Fees

Paritz billed $35,000 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2009. Also included are services performed in connection with reviews of the financial statements of China Yili and its subsidiaries for the  first three quarters of fiscal 2009. Paritz billed $24,500 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2010.

Audit-Related Fees

Paritz billed China Yili $0 for any Audit-Related fees in 2010 and 2009.

Tax Fees

Paritz billed $0 to China Yili in 2010 and 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Yili $0 for other services in 2010 and 2009.

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

China Yili Petroleum Company

By: /s/ Chunshi Li
       Chunshi Li, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2011 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chunshi Li
Chunshi Li, Director
Chief Executive Officer, Chief
Financial and Accounting Officer