Form 10-Q
period 2011-05-09
CHINA YILI PETROLEUM CO
filed 2011-05-23
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 18, 2011, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

Part I. Financial Information

1. Financial Statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$692	$692
Other sundry current assets	549	547
TOTAL CURRENT ASSETS	1,241	1,239

Property and equipment, net of accumulated depreciation	9,195,936	9,176,508

TOTAL ASSETS	$9,197,177	$9,177,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,151,009	$2,143,942
Due to shareholder	380,609	378,700
Accrued expenses	689,221	648,365
TOTAL CURRENT LIABILITIES	3,220,839	3,171,007

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at March 31, 2011 and December 31, 2010	29,748	29,748

Preferred stock, $0.001 par value,
4,700,000 shares authorized
zero shares issued and outstanding
at March 31, 2011 and December 31, 2010	-	-

Preferred stock, Series A, $0.001 par value,
30,000 shares authorized
zero shares issued and outstanding
at March 31, 2011 and December 31, 2010	-	-

Additional paid-in capital	6,803,197	6,799,332
Deficit accumulated during development stage	(1,987,692)	(1,932,293)
Accumulated other comprehensive income	1,131,086	1,109,953
TOTAL STOCKHOLDERS' EQUITY	5,976,338	6,006,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,197,177	$9,177,747

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			From Inception
	For the three months ended		May 27, 2005
	March 31,		to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	50,652	70,625	1,933,525
Interest expense	4,747	3,800	54,167
Total Cost and expenses	55,399	74,425	1,987,692

NET LOSS FROM CONTINUING OPERATIONS	(55,399)	(74,425)	(1,987,692)

INCOME FROM DISCONTINUED OPERATIONS	-	-	57,430

NET LOSS	(55,399)	(74,425)	(1,930,262)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	21,133	1,014	1,131,086
TOTAL COMPREHENSIVE (LOSS)	$(34,266)	$(73,411)	$(799,176)

Basic and diluted loss per common share:	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	29,748,348	29,748,348

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
	For the three months ended		May 27, 2005
	March 31		to
	2011	2010	March 31, 2011
OPERATING ACTIVITIES:
Net loss from continuing operations	$(55,399)	$(74,425)	$(1,930,262)
Gain from discontinued operations	$-	$-	$(57,430)
Net loss	$(55,399)	$(74,425)	$(1,987,692)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	10,789	13,741	208,401
Imputed interest	4,747	3,800	53,284
Changes in operating assets and liabilities:
Other sundry current assets	-	-	(549)
Accounts payable	-	-	2,151,009
Accrued expenses	38,953	37,562	689,221

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(910)	(19,322)	1,113,673

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,404,337)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,404,337)

FINANCING ACTIVITIES:

Loan received from stockholder	893	18,129	380,609
Capital contribution	-	-	6,779,661

NET CASH PROVIDED BY FINANCING ACTIVITIES	893	18,129	7,160,270

EFFECT OF EXCHANGE RATE ON CASH	17	3	1,131,086

NET INCREASE (DECREASE) IN CASH	-	(1,190)	692

CASH - BEGINNING OF PERIOD	692	3,161	-

CASH - END OF PERIOD	$692	$1,971	$692

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
(Unaudited)

1       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on April 15, 2011.

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

3       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company’s current liabilities exceeded its current assets by $3,219,598 on March 31, 2011.   The Company has sustained an accumulative loss of $1,987,692 from its inception to March 31, 2011. In addition, the Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

       Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of March 31, 2011 and March 31, 2010, there were no common stock equivalents outstanding.

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

5       DUE TO STOCKHOLDER

Amounts due to a stockholder of the Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended March 31, 2011 and December 31, 2010.

6	INCOME TAXES

The Company has net operating loss carry-forwards in China and United States of approximately $1,987,692 which expire between 2011 and 2016.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $497,042 for which the Company has provided a 100% valuation allowance.

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

Results of Operations

During the three months ended March 31, 2011, the Company did not generate any revenue or start profitable operation. As a result, there is no cost of goods sold incurred during the period ended March 31, 2011. Likewise we generated no revenue during the three months ended March 31, 2010 or any prior period.

Total operating expenses reported by the Company for the three months ended March 31, 2011 were mainly attributable to the general and administrative expenses which generally consisted  of facilities maintenance, depreciation cost and professional fees. Compared to the operating expenses of $70,625 incurred during the three months ended March 31, 2010, our total operating expenses have decreased to $50,652 for the quarter. The Company's operating expenses primarily involved expenses related to its activities in completing its factory, finalizing the development of its products, and securing the government licenses necessary for it to carry out its business plan. In addition, the Company also incurred expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Net loss was $55,399 for the quarter ended March 31, 2011.

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

·
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

·
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

·
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

·
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

·
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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

  The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of March 31, 2011. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of March 31, 2011 for the purposes described in this paragraph.

Changes in Internal Controlover Financial Reporting

During the three months ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : May 23, 2011	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer