Form 10-Q
period 2011-06-30
CHINA YILI PETROLEUM CO
filed 2011-09-14
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-51554

China Yili Petroleum Company
(Name of Registrant in its Charter)

Nevada	20-2934409
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

TONGLIAO ECONOMIC DEVELOPMENT DISTRICT, TONGLIAO F4 638229, P.R. CHINA
(Address of Principal Executive Offices)

Issuer's Telephone Number: (973) 506-9295

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X       No_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer  ___  Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of September 14, 2011, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS
		Page No
Part I	Financial Information
Item 1.	Unaudited Financial Statements :
	Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	2
	Consolidated Statements of Operations and Comprehensive Losses – for the Three and Six Months Ended June 30, 2011 and 2010 and the Period from Inception to June 30, 2011	3
	Consolidated Statements of Cash Flows – for the Six Months Ended June 30, 2011 and 2010 and the Period from Inception to June 30, 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4	Controls and Procedures	11
Part II	Other Information
Item 1.	Legal Proceedings	12
Items 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults upon Senior Securities	13
Item 4.	Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$693	$692
Other sundry current assets	1,332	547
TOTAL CURRENT ASSETS	2,025	1,239

Property and equipment, net of accumulated depreciation	9,335,991	9,176,508

TOTAL ASSETS	$9,338,016	$9,177,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,186,341	$2,143,942
Due to shareholder	401,141	378,700
Accrued expenses	740,638	648,365
TOTAL CURRENT LIABILITIES	3,328,120	3,171,007

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at June 30, 2011 and December 31, 2010	29,748	29,748

Preferred stock, $0.001 par value,
4,700,000 shares authorized
0 shares issued and outstanding
at June 30, 2011 and December 31, 2010	-	-

Preferred stock, Series A, $0.001 par value,
300,000 shares authorized
0 shares issued and outstanding
at June 30, 2011 and December 31, 2010	-	-

Additional paid-in capital	6,809,275	6,799,332
Deficit accumulated during development stage	(2,059,555)	(1,932,293)
Accumulated other comprehensive income	1,230,428	1,109,953
TOTAL STOCKHOLDERS' EQUITY	6,009,896	6,006,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,338,016	$9,177,747

The accompanying notes are an integral part of the consolidated financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
(Unaudited)

					From Inception
	For the three months ended		For the six months ended		May 27, 2005
	June 30,		June 30,		to
	2011	2010	2011	2010	June 30, 2011

Sales	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
Cost of sales
General and administrative expenses	66,667	107,332	117,319	177,957	2,000,192
Interest expense	5,196	4,102	9,943	7,902	59,363
TOTAL COST AND EXPENSES	71,863	111,434	127,262	185,859	2,059,555

NET LOSS FROM CONTINUING OPERATIONS	(71,863)	(111,434)	(127,262)	(185,859)	(2,059,555)

INCOME FROM DISCONTINUED OPERATIONS	-	-	-	-	57,430

NET LOSS	(71,863)	(111,434)	(127,262)	(185,859)	(2,002,125)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	99,342	39,484	120,475	40,498	1,230,428
TOTAL COMPREHENSIVE INCOME (LOSS)	$27,479	$(71,950)	$(6,787)	$(145,361)	$(771,697)

Basic and diluted loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:	29,748,348	29,748,348	29,748,348	29,748,348

The accompanying notes are an integral part of the consolidated financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
	For the six months ended		May 27, 2005
	June 30		to
	2011	2010	June 30, 2011
OPERATING ACTIVITIES:
Net loss from continued operations	$(127,262)	$(185,859)	$(2,002,125)
Loss from discontinued operations	$-	$-	$(57,430)
Net loss	$(127,262)	$(185,859)	$(2,059,555)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	21,762	27,490	222,819
Imputed interest	9,943	7,902	59,362
Changes in operating assets and liabilities:
Other sundry current assets	(774)	-	(1,332)
Accounts payable	-	-	2,186,341
Accrued expenses	80,856	106,345	740,638

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,474)	(44,122)	1,148,273

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,558,810)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,558,810)

FINANCING ACTIVITIES:

Loan received from stockholder	16,348	42,191	401,141
Capital contribution	-	-	6,779,661

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,348	42,191	7,180,802

EFFECT OF EXCHANGE RATE ON CASH	(874)	2	1,230,428

INCREASE (DECREASE) IN CASH	1	(1,930)	692

CASH - BEGINNING OF PERIOD	692	3,161	-

CASH - END OF PERIOD	$693	$1,231	$692
The accompanying notes are an integral part of the consolidated financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
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

3            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company’s current liabilities exceeded its current assets by $3,326,095 on June 30, 2011. The Company has sustained an accumulative loss of $2,059,555 from its inception to June 30, 2011. In addition, the Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of June 30, 2011 and June 30, 2010, there were no common stock equivalents outstanding.

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

Fair value of financial instruments

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

·	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

·
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

·
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these items. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

5            DUE TO STOCKHOLDER

Amounts due to a stockholder of the Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the six month periods ended June 30, 2011 and 2010.

6            INCOME TAXES

The Company has net operating loss carry-forwards in China and United States of approximately $2,000,000 which expire between 2011 and 2016.

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

             Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2011, the Company has not experienced any uninsured losses from injury to others or other losses.

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

Economic and Industry Trends

In past years, China has experienced a real estate boom, which also triggered the rapid development of the construction industry, which uses asphalt as a major material. However, in 2010, the Chinese government implemented a series of policies and regulations to curb inflation in the property market. These policies, together with the worldwide financial crisis started in late 2008, have resulted in a slowdown of the real estate market in China and our business, in turn, has been affected. Recently, the Chinese government has changed its policy and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates. The Chinese government has also decided to inject a stimulus package to boost the overall economy. From all of these, we have seen signs of recovery of the market in China.

Results of Operations

The Company has not yet initiated sales and production activities.  As a result, during the three and six month periods ended June 30, 2011 and 2010, the Company did not generate any revenue.  Nor did it incur any cost of goods sold.  At this time it is not possible to predict when the Company will initiate operations, as that will depend on the availability of financing and demand for the Company’s products.

Total operating expenses reported by the Company for the three and six month periods ended June 30, 2011 and 2010 were mainly attributable to the general and administrative expenses which generally consisted of facilities maintenance, depreciation cost and professional fees. The Company is currently merely sustaining its facility and its organization until it obtains the financing necessary to initiate operations.  For that reason, its expenses have fallen from 2010, when we were still finalizing development of our products and obtaining licenses.  Operating expenses of $71,863 and $127,262, respectively, were incurred during the three and six months ended June 30, 2011, a reduction from the $111,434 and $185,859 incurred in the three and six months ended June 30, 2010.  In both periods, the Company’s expenses incurred expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

Liquidity and Capital Resources

Management hopes that Yili Asphalt will commence revenue-producing operations in the near future. In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management plans to approach a Chinese bank in order to borrow those funds on a secured basis, since Yili Asphalt has $9.0 million in capital assets on its books that are currently free of liens. To date, however, it has not obtained a commitment for the funds. If there is a delay in securing the necessary funds, the date for initiation of revenue-producing operations will be likewise delayed.

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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

  The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of June 30, 2011. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

●
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

●
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

●
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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of June 30, 2011 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : September 14, 2011	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer