Form 10-Q
period 2011-09-30
CHINA YILI PETROLEUM CO
filed 2011-11-17
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X       No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer  ___  Smaller reporting company _X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

As of November 17, 2011, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS
		Page No
Part I	Financial Information
Item 1.	Unaudited Financial Statements :
	Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	2
	Consolidated Statements of Operations and Comprehensive Losses – for the Three and Nine Months Ended September 30, 2011 and 2010 and the Period from Inception to September 30, 2011	3
	Consolidated Statements of Cash Flows – for the Nine Months Ended September 30, 2011 and 2010 and the Period from Inception to September 30, 2011	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4	Controls and Procedures	12
Part II	Other Information
Item 1.	Legal Proceedings	13
Items 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Reserved	13
Item 5.	Other Information	13
Item 6.	Exhibits	14
Signatures

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$399	$692
Other current assets	565	547
TOTAL CURRENT ASSETS	964	1,239

Property and equipment, net of accumulated depreciation	9,433,497	9,176,508

TOTAL ASSETS	$9,434,461	$9,177,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,211,780	$2,143,942
Due to shareholder	447,786	378,700
Accrued expenses	747,105	648,365
TOTAL CURRENT LIABILITIES	3,406,671	3,171,007

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
4,700,000 shares authorized
0 shares issued and outstanding
at September 30, 2011 and December 31, 2010	-	-
Preferred stock, Series A, $0.001 par value,
300.000 shares authorized
0 shares issued and outstanding
at September 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at September 30, 2011 and December 31, 2010	29,748	29,748
Additional paid-in capital	6,824,155	6,799,332
Deficit accumulated during development stage	(2,128,057)	(1,932,293)
Accumulated other comprehensive income	1,301,944	1,109,953
TOTAL STOCKHOLDERS' EQUITY	6,027,790	6,006,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,434,461	$9,177,747

The accompanying notes are an integral part of the consolidated financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From Inception
	For the three months ended		For the nine months ended		May 27, 2005
	September 30,		September 30,		to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	53,622	74,830	170,941	252,787	1,996,384
Imputed Interest - stockholder	14,880	7,369	24,823	15,271	74,243
TOTAL COST AND EXPENSES	68,502	82,199	195,764	268,058	2,070,627

NET LOSS FROM CONTINUING OPERATIONS	(68,502)	(82,199)	(195,764)	(268,058)	(2,070,627)

NET LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(57,430)

NET LOSS	(68,502)	(82,199)	(195,764)	(268,058)	(2,128,057)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	71,516	80,850	191,991	121,348	1,301,944
TOTAL COMPREHENSIVE INCOME (LOSS)	$3,014	$(1,349)	$(3,773)	$(146,710)	$(826,113)

Basic and diluted loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	29,748,348	29,748,348	29,748,348	29,748,348

The accompanying notes are an integral part of the consolidated financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception
	For the nine months ended		May 27, 2005
	September 30		to
	2011	2010	September 30, 2011
OPERATING ACTIVITIES:
Net loss from continued operations	$(195,764)	$(268,058)	$(2,070,627)
Net loss from discontinued operations	-	-	(57,430)
Net loss	(195,764)	(268,058)	(2,128,057)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	32,857	41,350	236,534
Imputed interest	24,823	15,271	74,242
Changes in operating assets and liabilities:
Other current assets	-	-	(565)
Accounts payable	-	-	2,211,780
Accrued expenses	80,474	143,807	747,105

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(57,610)	(67,630)	1,141,039

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,670,031)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,670,031)

FINANCING ACTIVITIES:

Proceeds of loan from stockholder	59,337	65,497	447,786
Capital contribution	-	-	6,779,661

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,337	65,497	7,227,447

EFFECT OF EXCHANGE RATE ON CASH	(2,020)	3	1,301,944

INCREASE (DECREASE) IN CASH	(293)	(2,130)	399

CASH - BEGINNING OF PERIOD	692	3,161	-

CASH - END OF PERIOD	$399	$1,031	$399

The accompanying notes are an integral part of the consolidated financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
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

2           BUSINESS DESCRIPTION

China Yili Petroleum Company and subsidiaries (“the Company”), a development stage company, intend to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

Since inception, the Company has been developing its facilities and obtaining the requisite approvals from the Chinese government and has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise.  The Company’s financial statements are identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company’s current liabilities exceeded its current assets by $3,405,707 on September 30, 2011. The Company has sustained an accumulative loss of $2,128,057 from its inception to September 30, 2011. In addition, the Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

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

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

4           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (loss) per common share

Basic income (loss) per common share amounts is computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of September 30, 2011 and September 30, 2010, there were no common stock equivalents outstanding.

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

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these items. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

5             DUE TO STOCKHOLDER

Amounts due to a stockholder of the Company are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the nine month ended September 30, 2011 and 2010.

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

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2011, the Company has not experienced any uninsured losses from injury to others or other losses.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
(Unaudited)

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

Results of Operations

The Company has not yet initiated sales and production activities.  As a result, during the three and nine month periods ended September 30, 2011 and 2010, the Company did not generate any revenue.  Nor did it incur any cost of goods sold.  At this time it is not possible to predict when the Company will initiate operations, as that will depend on the availability of financing and demand for the Company’s products.

Total operating expenses reported by the Company for the three and nine month periods ended September 30, 2011 and 2010 were mainly attributable to the general and administrative expenses which generally consisted of facilities maintenance, depreciation cost and professional fees. The Company is currently merely sustaining its facility and its organization until it obtains the financing necessary to initiate operations.  For that reason, its expenses have fallen from 2010, when we were still finalizing development of our products and obtaining licenses.  Operating expenses of $68,502 and $195,764, respectively, were incurred during the three and nine months ended September 30, 2011, a reduction from the $82,199 and $268,058 incurred in the three and nine months ended September 30, 2010.  In both periods, the Company’s expenses included expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

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

·
Acquisition of Refinery. Chunshi Li, our Chairman, has committed to purchase Mongolia Kailu Yili Asphalt Co., Ltd., an asphalt company with a production capacity of 100,000 tons. He intends to assign his rights in Mongolia Kailu to Yili Asphalt if we are able to fund the cost. The purchase price will be 20 million RMB (approximately $3.1 million). In addition, Mongolia Kailu is currently unproductive due to deterioration of its facilities. In order to bring it back online, we will have to fund the construction of a waterproof coiled material production line at its plant, which will entail an investment of several million more Renminbi.

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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

  The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of September 30, 2011. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of September 30, 2011 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : November 17, 2011	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer