Form 10-K
period 2011-12-31
CHINA YILI PETROLEUM CO
filed 2012-05-16
CIK 1339854

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2011

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
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☒    No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $1,422,346

As of May 15, 2012, the number of shares outstanding of the Registrant’s common stock was 29,748,348 shares, $.001 par value.

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

Since 2005 we have been engaged in developing a state-of-the-art facility for refining petroleum to produce three categories of end products:  asphalt, diesel fuel and lubricants. The facility that we have developed has the capacity to produce, each day, 1300 tons of diesel fuel, 780 tons of asphalt, and 520 tons of lubricants.  When we launch our operations, we will immediately be the largest asphalt producer in Inner Mongolia.

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

At present we receive our raw materials by truck, from which it is piped into our storage tanks to be dehydrated. After refining, the end products are removed from our facilities by truck.   In the future, however, we expect a rail line to be constructed directly to our plant, funded primarily by the Autonomous Region. The construction has been delayed, in part by our lack of progress in initiating business operations. When completed, however, that improvement should substantially reduce our transportation costs and reduce delays in both inbound and outbound shipments.

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

Our business plan contemplates that we will invest at least 30 million RMB ($4.7 million) in working capital and acquisitions during the next twelve months, and an undetermined amount in the development of a rail line to our refinery.  We intend to raise a portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

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

The refining of petroleum involves the production of pollutants.  In addition, the transportation of petroleum products entails a risk of spills that may result in long-term damage to the environment.  At the present time we estimate that our compliance with applicable government regulations designed to protect the environment will cost us 1 million RMB (approximately $155,000) per year.  There is increasing concern in China, however, over the degradation of the environment that has accompanied its recent industrial growth.  It is likely that additional government regulation will be introduced in order to protect the environment.  Compliance with such new regulations could impose on us substantial costs, which would reduce our profits.

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

Item 4.           Mine Safety Disclosures

Not Applicable.

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

	Bid
Quarter ending	High	Low
March 31, 2010	$0.15	$0.15
June 30, 2010	$2.99	$0.15
September 30, 2010	$1.08	$0.15
December 31, 2010	$1.07	$0.15

March 31, 2011	$0.06	$0.06
June 30, 2011	$0.06	$0.06
September 30, 2011	$0.06	$0.06
December 31, 2011	$0.06	$0.06

(b) Shareholders

Our shareholders list contains the names of 190 registered stockholders of record of the Company’s Common Stock.

                 (d) Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	0
Total.	0	--	0

(e)  Sale of Unregistered Securities

                The Company did not issue any unregistered equity securities during the quarter ended December 31, 2011.

 (f) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2011.

Item 6            Selected Financial Data

                Not Applicable.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the years ended December 31, 2011, and 2010 the Company did not generate any revenue. As a result, there is also no cost of goods sold incurred during the past years.

The Company incurred $7,067,774 in operating expenses during the year ended December 31, 2011.  The Company’s ongoing operating expenses totaled $266,325, a modest reduction from the $303,396 in operating expenses incurred in the year ended December 31, 2010.  Since we were not engaged in production at any time during the year, the Company’s operating expenses primarily involved:

●	expenses related to the maintenance and security of its factory; and
●	expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

At the end of 2011, we determined that we could no longer justify recording the book value of our factory at its construction cost, since the prolonged delay in initiating operations put in question our prior estimation of the anticipated cash flows from the factory.  As a result, we recorded an impairment charge of $6,801,449 on the book value of the factory.  This added that amount to our operating expenses for the year.

Net loss was $7,067,774 for the year ended December 31, 2011, a significant increase from the $303,396 net loss in 2010 resulting from the write-down of the factory value.

Liquidity and Capital Resources

Management anticipates that Yili Asphalt will commence revenue-producing operations at some time in the future. In order to do so, however, Yili Asphalt will have to obtain approximately $500,000 in working capital to fund the initiation of operations. Management is uncertain as to how to obtain these funds, as its efforts to approach a Chinese bank in order to borrow those funds on a secured basis have proven unavailing.  If the delay in securing the necessary funds continues for a significant time, the date for initiation of revenue-producing operations will be likewise delayed.

Because the Company’s refining process yields three different end products (asphalt, diesel fuel, lubricants), the Company’s initial operations will entail a sudden increase in working capital demands. Among the more significant funding demands will be:

●
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

●
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

●
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

●
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

●
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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-10
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-11
Consolidated Statements of Operations and Comprehensive Losses for the Years Ended December 31, 2011 and 2010 and from inception (May 27, 2005) to December 31, 2011	F-12
Consolidated Statements of Changes in Stockholders’ Equity from inception (May 27, 2005) to December 31, 2011	F-13
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and from inception (May 27, 2005) to December 31, 2011	F-14
Notes to Consolidated Financial Statements	F-15-F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and stockholders of
China Yili Petroleum Company and Subsidiaries,

We have audited the accompanying consolidated balance sheets of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive losses, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception (May 27, 2005) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yili Petroleum Company and Subsidiaries (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from inception (May 27, 2005) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has sustained losses totaling $8,942,637 since inception. At December 31, 2011 the Company's current liabilities exceeded its current assets by $3,509,203 and its cash aggregated $386. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
May 16, 2012

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$386	$692
Other sundry current assets	572	547
TOTAL CURRENT ASSETS	958	1,239

Property and equipment, net of accumulated depreciation	2,576,221	9,176,508

TOTAL ASSETS	$2,577,179	$9,177,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,241,307	$2,143,942
Due to shareholder	457,918	378,700
Accrued expenses	810,936	648,365
TOTAL CURRENT LIABILITIES	3,510,161	3,171,007

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at December 31, 2011 and 2010 respectively	29,748	29,748

Preferred stock, $0.001 par value,
4,700,000 shares authorized
0 shares issued and outstanding
at December 31, 2011 and 2010

Preferred stock, Series A, $0.001 par value,
300.000 shares authorized
0 shares issued and outstanding
at December 31, 2011 and 2010

Additional paid-in capital	6,764,373	6,741,902
Deficit accumulated during development stage	(8,942,637)	(1,874,863)
Accumulated other comprehensive income	1,215,534	1,109,953
TOTAL STOCKHOLDERS' EQUITY	(932,982)	6,006,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,577,179	$9,177,747

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
			From Inception
	For the years ended		May 27, 2005
	December 31,		to
	2011	2010	December 31, 2011

Sales	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	7,045,303	284,783	8,928,176
Interest expense	22,471	18,613	71,891
Total Cost and expenses	7,067,774	303,396	9,000,067

NET LOSS FROM CONTINUING OPERATIONS	(7,067,774)	(303,396)	(9,000,067)

INCOME FROM DISCONTINUED OPERATIONS	-	-	57,430

NET LOSS	(7,067,774)	(303,396)	(8,942,637)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	105,581	213,984	1,215,534
TOTAL COMPREHENSIVE (LOSS)	(6,962,193)	(89,412)	(7,727,103)

Basic and diluted loss per common share:
Continuing operations	$(0.24)	$(0.01)
Discontinued operations	$-	$-

Weighted average number of shares outstanding:	29,748,348	29,748,348

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
	For the years ended		May 27, 2005
	December 31		to
	2011	2010	December 31, 2011
OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,067,774)	$(303,396)	$(9,000,067)
Income from discontinued operations	-	-	57,430
Net loss	$(7,067,774)	$(303,396)	$(8,942,637)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Impairment of long-term assets	6,801,449	-	6,801,449
Depreciation	46,270	45,354	253,292
Imputed interest	22,471	18,613	71,891
Changes in operating assets and liabilities:
Other sundry current assets	308	2,470	(572)
Accounts payable	-	-	2,241,306
Accrued expenses	132,639	159,109	810,936

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(64,637)	(77,850)	1,235,665

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,630,962)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,630,962)

FINANCING ACTIVITIES:

Loan received from a stockholder	64,513	84,138	457,918
Capital contribution	-	-	6,722,231

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,513	84,138	7,180,149

EFFECT OF EXCHANGE RATE ON CASH	(182)	(8,757)	1,215,534

INCREASE/ DECREASE IN CASH	(306)	(2,469)	386

CASH - BEGINNING OF YEAR	692	3,161	-

CASH - END OF YEAR	$386	$692	$386

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						DEFICIT ACCUM.
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	DURING	OTHER
	SERIES A				PAID-IN	DEVELOPMENT	COMPREHENSIVE
	SHARES	AMOUT	SHARES	AMOUNT	CAPITAL	STAGE	INCOME	TOTAL
BALANCE - May 27, 2005	-	-		-	-	-	-	-

Capital Contributions	300,000	300		-	185,795			186,095

Net loss

BALANCE - DECEMBER 31, 2005	300,000	300		-	185,795	-	-	186,095

Additional capital contribution					6,593,866			6,593,866

Foreign currency translation adjustments							(2,438)	(2,438)

Net loss						(115,937)		(115,937)

BALANCE - DECEMBER 31, 2006	300,000	300		-	6,779,661	(115,937)	(2,438)	6,661,586

Effect of merger and reverse split			300,051	300	(1,196,392)			(1,196,092)

Foreign currency translation adjustments							458,996	458,996

Net loss						(464,552)		(464,552)

BALANCE - DECEMBER 31, 2007	300,000	300	300,051	300	5,583,269	(580,489)	456,558	5,459,938

Foreign currency translation adjustments							464,180	464,180

Preferred stock converted to common stock	(300,000)	(300)	29,448,297	29,448	(29,148)			-

Dividend declared for spinning off					1,138,362	-		1,138,362

Imputed interest on shareholder loan					17,285			17,285

Net loss						(258,882)		(258,882)

BALANCE - DECEMBER 31, 2008	-	-	29,748,348	29,748	6,709,768	(839,371)	920,738	6,820,883

Foreign currency translation adjustment							(24,769)	(24,769)

Imputed interest on shareholder loan					13,521			13,521

Net loss						(732,096)		(732,096)

BALANCE - DECEMBER 31, 2009	-	-	29,748,348	29,748	6,723,289	(1,571,467)	895,969	6,077,539

Foreign currency translation adjustment							213,984	213,984

Imputed interest on shareholder loan					18,613			18,613

Net loss						(303,396)		(303,396)
BALANCE - DECEMBER 31, 2010	-	-	29,748,348	29,748	6,741,902	(1,874,863)	1,109,953	6,006,740

Foreign currency translation adjustment							105,581	105,581

Imputed interest on shareholder loan					22,471			22,471

Net loss						(7,067,774)		(7,067,774)
BALANCE - DECEMBER 31, 2011	-	-	29,748,348	29,748	6,764,373	(8,942,637)	1,215,534	(932,982)

CHINA YILI PETROLUEM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

During the year ended December 31, 2007, ASAP Expo, Inc. (“ASAP”), formerly a wholly-owned subsidiary of Yili, organized trade shows and innovative means of financing international trade.  On December 31, 2008, Yili declared a dividend of 100% of the outstanding shares of ASAP.  The results of operations of ASAP are included in the accompanying consolidated statements of operations and other comprehensive income (loss) as income  from discontinued operations.

2             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying financial statements, the Company‘s current liabilities exceeded its current assets by $3,509,203 on December 31, 2011. The Company sustained an accumulated loss of $ 8,942,637 from its inception to date. The Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2011 and 2010, there were no common stock equivalents outstanding.

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of December 31, 2011 and 20010,  the Company has not experienced any uninsured losses from injury to others or other losses.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4             PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization are as follows:

	December 31, 2010	December 31, 2009	Life
Right to use land	$267,240	$255,631	50 years
Building and building improvements	4,166,208	3,985,226	39 years
Machinery and equipment	5,126,877	4,904,163	7 years
Office equipment and furniture	62,554	59,835	7 years
Automobiles	176,242	168,587	7 years
	9,799,121	9,373,442
Accumulated depreciation and amortization	253,292	196,934
Impairment	6,969,608	-
	$2,576,221	$9,176,508

During 2011, the Company’s building and equipment were deemed to be impaired and was written down to their fair value. An impairment loss of $6,801,449 which was the difference of fair value and their carrying value has been charged to operations for the year ended December 31, 2011.

5             DUE TO STOCKHOLDER

Amounts due certain stockholder of China Yili Petroleum Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended December 31, 2011 and December 31, 2010.

6             INCOME TAXES

The Company has net operating loss carry-forwards in China of approximately $2,000,000 which expire between 2012 and 2014.

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

 Not Applicable

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili Petroleum Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili Petroleum Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses that are described below under “Management’s Report on Internal Control over Financial Reporting.”  Based on his evaluation, therefore, our Chief Executive Officer and Chief Financial Officer concluded that China Yili Petroleum Company’s system of disclosure controls and procedures was not effective as of December 31, 2011for the purposes described in this paragraph.

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

                  Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2011 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2011

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B   Other Information

                None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Chunshi Li	56	Chairman, Chief Executive Officer, Chief Financial Officer	2007

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011, except that Chunshi Li failed to file a Form 3.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Chunshi Li, its Chief Executive Officer, for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2011, 2010 and 2009. There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2011 exceeded $100,000.

	Compensation
	Year	Salary
Chunshi Li	2011	$0
	2010	$0
	2009	$0

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2011 and those options held by him on December 31, 2011.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Chunshi Li, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 29,748,348 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the shares listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

		Amount and Nature		Percentage
Name of		of Beneficial	Percentage	of Voting
Beneficial Owner	Class	Ownership	of Class	Power

Chunshi Li	Common	6,431,194	21.6%	21.6%

All officers and directors	Common	6,431,194	21.6%	21.6%
as a group (1 person)

Item 12.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

Our sole director is not independent, as the term is defined in the rules of the NYSE Amex.

Item 13.  Principal Accountant Fees and Services

Audit Fees

Paritz billed $27,000 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2011. Also included are services performed in connection with reviews of the financial statements of China Yili and its subsidiaries for the first three quarters of fiscal 2011. Paritz billed $24,500 in connection with the audit of China Yili’s financial statements for the year ended December 31, 2010.

Audit-Related Fees

Paritz billed China Yili $0 for any Audit-Related fees in 2011 and 2010.

Tax Fees

Paritz billed $0 to China Yili in 2011 and 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz billed China Yili $0 for other services in 2011 and 2010.

It is the policy of the Company that all services, other than audit, review or attest services must be pre-approved by the Board of Directors.

Item 14.  Exhibit List

(a) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-51554) and incorporated herein by reference.

3-a(1)	Certificate of Designation of Series A Preferred Stock – filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 13, 2007 and incorporated herein by reference.

3-b	Bylaws - filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-51554) and incorporated herein by reference.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yili Petroleum Company

By: /s/ Chunshi Li
Chunshi Li, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 16, 2012 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chunshi Li
Chunshi Li, Director
Chief Executive Officer, Chief
Financial and Accounting Officer