Form 10-Q
period 2012-03-31
CHINA YILI PETROLEUM CO
filed 2012-05-21
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes  X      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X       No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___  Non-accelerated filer  ___  Smaller reporting company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No      X

As of May 21, 2012, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS
		Page No
Part I	Financial Information
Item 1.	Unaudited Financial Statements :
	Consolidated Balance Sheets – March 31, 2012 and December 31, 2011	2
	Consolidated Statements of Operations and Comprehensive Losses – for the Three Months Ended March 31, 2012 and 2011 and the Period from Inception to March 31, 2012	3
	Consolidated Statements of Cash Flows – for the Three Months Ended March 31, 2012 and 2011 and the Period from Inception to March 31, 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4	Controls and Procedures	11
Part II	Other Information
Item 1.	Legal Proceedings	12
Items 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$386	$386
Other current assets	571	572
TOTAL CURRENT ASSETS	957	958

Property and equipment, net of accumulated depreciation	2,561,686	2,576,221

TOTAL ASSETS	$2,562,643	$2,577,179

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,238,962	$2,241,307
Due to shareholder	457,550	457,918
Accrued expenses	856,193	810,936
TOTAL CURRENT LIABILITIES	3,552,705	3,510,161

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at March 31, 2012 and December 31, 2011	29,748	29,748

Preferred stock, $0.001 par value,
4,700,000 shares authorized
0 shares issued and outstanding
at March 31, 2012 and December 31, 2011

Preferred stock, Series A, $0.001 par value,
300.000 shares authorized
0 shares issued and outstanding
at March 31, 2012 and December 31, 2011

Additional paid-in capital	6,770,103	6,764,373
Deficit accumulated during development stage	(9,006,384)	(8,942,637)
Accumulated other comprehensive income	1,216,471	1,215,534
TOTAL STOCKHOLDERS' EQUITY	(990,062)	(932,982)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,562,643	$2,577,179

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
(Unaudited )

			From Inception
	For the three months ended		May 27, 2005
	March 31,		to
	2012	2011	March 31, 2012

Sales	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	58,017	50,652	8,986,193
Interest expense	5,730	4,747	77,621
Total Cost and expenses	63,747	55,399	9,063,814

NET LOSS FROM CONTINUING OPERATIONS	(63,747)	(55,399)	(9,063,814)

INCOME FROM DISCONTINUED OPERATIONS	-	-	57,430

NET LOSS	(63,747)	(55,399)	(9,006,384)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	937	21,133	1,110,890
TOTAL COMPREHENSIVE LOSS	$(62,810)	$(34,266)	$(7,895,494)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	29,748,348	29,748,348

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the three months ended		May 27, 2005
	March 31		to
	2012	2011	March 31, 2012
OPERATING ACTIVITIES:
Net loss from continuing operations	$(63,747)	$(55,399)	$(9,063,814)
Income from discontinued operations	-	-	57,430
Net loss	$(63,747)	$(55,399)	$(9,006,384)

Adjustments to reconcile net loss to net
cash used in operating activities:
Impairment of long-term assets	-	-	6,962,321
Depreciation	11,869	10,789	264,868
Imputed interest	5,730	4,747	71,890
Changes in operating assets and liabilities:
Other current assets	-	-	(571)
Accounts payable	-	-	2,238,962
Accrued expenses	46,148	38,953	856,193

NET CASH USED IN OPERATING ACTIVITIES	-	(910)	1,387,279

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,788,875)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,788,875)

FINANCING ACTIVITIES:

Loan received from a stockholder	-	893	457,550
Capital contribution	-	-	6,727,961

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	893	7,185,511

EFFECT OF EXCHANGE RATE ON CASH	-	17	1,216,471

INCREASE/ DECREASE IN CASH	-	-	386

CASH - BEGINNING OF PERIOD	386	692	-

CASH - END OF PERIOD	$386	$692	$386

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

1             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any other periods. The consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These interim financial statements should be read in conjunction with that report.

The Company’s functional currency is the Chinese Renminbi (“RMB”); however, the accompanying financial statements have been translated and presented in United States Dollars (“USD”).

2             BUSINESS DESCRIPTION

China Yili Petroleum Company and subsidiaries ( “the Company”), a development stage company, intends to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

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

3             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company’s current liabilities exceeded its current assets by $3,551,748 on March 31, 2012. The Company has sustained an accumulative loss of $9,006,384 from its inception to March 31, 2012. In addition, the Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
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

Foreign currency translation

The assets and liabilities of the Company’s subsidiary, using the local currency as its functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Equity accounts are translated at historical exchange rates. The Company’s revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

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

March 31, 2012
(Unaudited)

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

5              DUE TO STOCKHOLDER

Amounts due to a stockholder of the Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended March 31, 2012 and December 31, 2011.

6             INCOME TAXES

The Company has net operating loss carry-forwards in China and United States of approximately $2 million which will expire between 2012 and 2022.

The Company has a deferred tax asset resulting from the tax loss carry-forwards of approximately $500,000 for which the Company has provided a 100% valuation allowance.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(Unaudited)

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

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of March 31, 2012, the Company has not experienced any uninsured losses from injury to others or other losses.

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

March 31, 2012
(Unaudited)

Potential Limitations on the Payment of Dividends (Continued)

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

Results of Operations

The Company has not yet initiated sales and production activities.  As a result, during the three month periods ended March 31, 2012 and 2011, the Company did not generate any revenue.  Nor did it incur any cost of goods sold.  At this time it is not possible to predict when the Company will initiate operations, as that will depend on the availability of financing and demand for the Company’s products.

Since we were not engaged in production at any time during the quarters ended March 31, 2012 or 2011, the Company’s operating expenses primarily involved:

•	expenses related to the maintenance and security of its factory; and
•	expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

The Company is currently merely sustaining its facility and its organization until it obtains the financing necessary to initiate operations.  Operating expenses of $63,747 incurred during the three months ended March 31, 2012 resulted in a net loss for the quarter in that amount.  By comparison, our operating expenses and net loss for the quarter ended March 31, 2011 were $55,399.

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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

  The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of March 31, 2012. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of March 31, 2012 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The company is not party to any material legal proceeding.

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101 INS	XBRL Instance Document
101 SCH	XBRL Schema Document
101 CAL	XBRL Calculation Linkbase Document
101 DEF	XBRL Definition Linkbase Document
101 LAB	XBRL Labels Linkbase Document
101 PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : May 21, 2012	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer