Form 10-Q
period 2012-06-30
CHINA YILI PETROLEUM CO
filed 2012-08-20
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 20, 2012, 29,748,348 shares of common stock, par value $.001 per share, were outstanding.

TABLE OF CONTENTS
		Page No
Part I	Financial Information
Item 1.	Unaudited Financial Statements :
	Consolidated Balance Sheets – June 30, 2012 and December 31, 2011	2
	Consolidated Statements of Operations and Comprehensive Losses – for the Three and Six Months Ended June 30, 2012 and 2011 and the Period from Inception to June 30, 2012	3
	Consolidated Statements of Cash Flows – for the Six Months Ended June 30, 2012 and 2011 and the Period from Inception to June 30, 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	11
Item 4	Controls and Procedures	11
Part II	Other Information
Item 1.	Legal Proceedings	12
Items 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$386	$386
Other current assets	572	572
TOTAL CURRENT ASSETS	958	958

Property and equipment, net of accumulated depreciation	2,563,026	2,576,221

TOTAL ASSETS	$2,563,984	$2,577,179

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$2,240,133	$2,241,307
Due to shareholder	476,839	457,918
Accrued expenses	886,683	810,936
TOTAL CURRENT LIABILITIES	3,603,655	3,510,161

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value,
100,000,000 shares authorized,
29,748,348 shares issued and outstanding
at June 30, 2012 and December 31, 2011	29,748	29,748

Preferred stock, $0.001 par value,
4,700,000 shares authorized
0 shares issued and outstanding
at June 30, 2012 and December 31, 2011	-	-

Preferred stock, Series A, $0.001 par value,
300.000 shares authorized
0 shares issued and outstanding
at June 30, 2012 and December 31, 2011	-	-

Additional paid-in capital	6,775,980	6,764,373
Deficit accumulated during development stage	(9,061,436)	(8,942,637)
Accumulated other comprehensive income	1,216,037	1,215,534
TOTAL STOCKHOLDERS' DEFICIENCY	(1,039,671)	(932,982)

TOTAL LIABILITIES AND STOCKHOLDERS' DECIFIENCY	$2,563,984	$2,577,179

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited )

					From Inception
	For the three months ended		For the six months ended		May 27, 2005
	June 30,		June 30,		to
	2012	2011	2012	2011	June 30, 2012

Sales	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	49,175	66,667	107,192	117,319	9,035,368
Interest expense	5,877	5,196	11,607	9,943	83,498
Total Cost and expenses	55,052	71,863	118,799	127,262	9,118,866

NET LOSS FROM CONTINUING OPERATIONS	(55,052)	(71,863)	(118,799)	(127,262)	(9,118,866)

INCOME FROM DISCONTINUED OPERATIONS			-	-	57,430

NET LOSS	(55,052)	(71,863)	(118,799)	(127,262)	(9,061,436)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(434)	99,342	503	120,475	1,110,456
TOTAL COMPREHENSIVE INCOME (LOSS)	$(55,486)	$27,479	$(118,296)	$(6,787)	$(7,950,980)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	29,748,348	29,748,348	29,748,348	29,748,348

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the six months ended		May 27, 2005
	June 30		to
	2012	2011	June 30, 2012
OPERATING ACTIVITIES:
Net loss from continuing operations	$(118,799)	$(127,262)	$(9,118,866)
Income from discontinued operations	-	-	57,430
Net loss	$(118,799)	$(127,262)	$(9,061,436)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of long-term assets	-	-	6,965,963
Depreciation	11,859	21,762	265,007
Imputed interest	11,607	9,943	71,890
Changes in operating assets and liabilities:
Other current assets	-	(774)	(572)
Accounts payable	-	-	2,240,133
Accrued expenses	76,227	80,856	886,683
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,105)	(15,475)	1,367,668

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(9,793,995)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(9,793,995)

FINANCING ACTIVITIES:
Loan received from a stockholder	19,105	16,348	476,839
Capital contribution	-	-	6,733,838
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,105	16,348	7,210,677

EFFECT OF EXCHANGE RATE ON CASH	-	(847)	1,216,037

INCREASE IN CASH	-	1	386

CASH - BEGINNING OF PERIOD	386	692	-

CASH - END OF PERIOD	$386	$693	$386

The accompanying notes are an integral part of these financial statements

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
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

2           BUSINESS DESCRIPTION

China Yili Petroleum Company and subsidiaries (“the Company”), a development stage company, intends to refine heavy oil into asphalt, fuel oil and lubricants through its wholly-owned subsidiary.

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

3           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying financial statements, the Company’s current liabilities exceeded its current assets by $3,602,697 on June 30, 2012. The Company has sustained an accumulative loss of $9,061,436 from its inception to June 30, 2012. In addition, the Company has not earned any revenues from continuing operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHINA YILI PETROLEUM COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012
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

June 30, 2012
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

5           DUE TO STOCKHOLDER

Amounts due to a stockholder of the Company, are non-interest bearing and are due on demand. Interest was imputed at 5% per annum for the years ended June 30, 2012 and December 31, 2011.

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

June 30, 2012
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

Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property.  These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2012, the Company has not experienced any uninsured losses from injury to others or other losses.

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

June 30, 2012
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

Results of Operations

The Company has not yet initiated sales and production activities.  As a result, during the six month periods ended June 30, 2012 and 2011, the Company did not generate any revenue.  Nor did it incur any cost of goods sold.  At this time it is not possible to predict when the Company will initiate operations, as that will depend on the availability of financing and demand for the Company’s products.

Since we were not engaged in production at any time during the six month periods ended June 30, 2012 or 2011, the Company’s operating expenses primarily involved:

•	expenses related to the maintenance and security of its factory; and
•	expenses resulting from its status as a U.S. public company and its efforts to enter into the U.S. capital market.

The Company is currently merely sustaining its facility and its organization until it obtains the financing necessary to initiate operations.  Operating expenses of $55,052 incurred during the three months ended June 30, 2012 resulted in a net loss for the quarter in that amount.  By comparison, our operating expenses and net loss for the quarter ended June 30, 2011 were $71,863.   Operating expenses of $118,799 incurred during the six months ended June 30, 2012 resulted in a net loss for the first half of 2012 in that amount.  By comparison, our operating expenses and net loss for the first half of 2011 were $127,262.  The reduction in operating expenses was primarily the result of changes in the exchange rate between U.S. Dollars and Chinese Renminbi.

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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

  The Company's management under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures as of June 30, 2012. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of

1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by China Yili in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information China Yili is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In carrying out the evaluation, our Chief Executive and Chief Financial Officer observed the three material weaknesses:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that China Yili's system of disclosure controls and procedures was not effective as of June 30, 2012 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Unregistered sales of equity securities

None.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2012.

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

China Yili Petroleum Company

Date : August 20, 2012	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF QUARTERLY REPORT

I, Chunshi Li, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of China Yili Petroleum Company.
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the Company’s Board of Directors of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and,

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:	/s/	Chunshi Li
Chunshi Li
Chief Executive Officer and Chief Financial Officer
Date:		August 20, 2012

EXHIBIT 32.1
CERTIFICATION OF PERIODIC REPORT

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officer of China Yili Petroleum Company (the “Company”), certifies that:

1.
The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and,

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/	Chunshi Li
Chunshi Li
Chief Executive Officer and Chief Financial Officer
Date:		August 20, 2012

This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.