Form 10-Q/A
period 2012-06-30
CHINA YILI PETROLEUM CO
filed 2012-09-12
CIK 1339854

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Amendment No. 1:  Explanatory Note

This amendment is being filed in order to file the interactive data files.

PART II      OTHER INFORMATION
ITEM 6. EXHIBITS

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

China Yili Petroleum Company

Date : September 12, 2012	/s/Chunshi Li
Chunshi Li, Chief Executive Officer
and Chief Financial Officer